Form 10QSB
period 2000-03-31
RUSSIAN IMPORTS COM
filed 2000-08-09
CIK 1109662

UNITED STATES
            SECURITIES AND EXCHANGE COMMISSION
                 WASHINGTON, D. C. 20549

                         FORM 10QSB

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended
MARCH 31, 2000

( )      Transition report pursuant of Section 13 or 15(d) of the
Securities Exchange Act of 1939 for the transition period ____ to______


                COMMISSION FILE NUMBER 000-1109664
                                       ------------

                       RUSSIAN IMPORTS.COM
             -----------------------------------------
       (Exact name of registrant as specified in its charter)


      Nevada                                91-2021602
(State or other jurisdiction of        (IRS Employer ID No.)
incorporation or organization)

827 State Street, Suite 26,
Santa Barbara, CA 93101                 Telephone: 805 899 1299
-----------------------------------------------------------------
        (Address of Principal Executive Offices including
          Registrant's zip code and telephone number)

NONE
--------------------------------------------------------------
Former name, former address and former fiscal year, if changed.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports,), and (2) has been subject to such filing
requirements for the past 90 days. Yes X         No
                                      ---          ---

The number of shares of the registrant's common stock as of March
31, 2000:     ***** shares.

Transitional Small Business Disclosure Format
(check one):   Yes   No X
                  ---  ---

TABLE OF CONTENTS                                         PAGE
-----------------                                         ----
PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

(a)      Balance Sheet                                     3
(b)      Statement of Operations                           4
(c)      Statement of Changes in Financial Position        5
(d)      Statement of Shareholders' Equity                 6
(e)      Notes to Financial Statements                     7

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations     8

Item 3.  Risks

PART II. OTHER INFORMATION                                 9

Item 1.  Legal Proceedings

Item 2.  Changes in Securities and Use of Proceeds

Item 3.  Defaults On Senior Securities

Item 4.  Submission of Items to a Vote

Item 5.  Other Information

Item 6
(a)      Exhibits
(b)      Reports on Form 8K

SIGNATURES                                                 10

FINANCIAL DATA SCHEDULE                                    11

                                2





[CAPTION]

                      RUSSIAN-IMPORTS.COM
                  (A DEVELOPMENT STAGE COMPANY)
                        BALANCE SHEETS

                                                 March 31, 2000
                                                 --------------

Assets: ............................................      $  --
                                                          =======
Liabilities - Accounts Payable .....................      $  --
                                                          -------
Stockholders' Equity:
  Common Stock, Par value $.001

    Authorized 100,000,000 shares,
    Issued 1,950,000 shares at March 31, 2000              1,950
  Paid-In Capital ..................................         --
  Retained Deficit .................................
(1,950)
                                                          -------
     Total Stockholders' Equity ....................         --
                                                          -------
     Total Liabilities and

       Stockholders' Equity ........................      $  --
                                                          =======

The accompanying notes are an integral part of these financial statements.

[CAPTION]

                                RUSSIAN-IMPORTS.COM
                           (A DEVELOPMENT STAGE COMPANY)
                             STATEMENTS OF OPERATIONS
                                                                      Cumulative
                                                                      Since
                                                                      Inception
                                               For the period ended   of
                                               March 31, 2000         Development
                                               --------------------   Stage
                                                                      ----------

Revenues: ..................................      $         --        $   --

Expenses:

Professional fees                                 $      1,000        $ 1,000

General and Administrative Expenses: ....                  950            950

Total                                                    1,950          1,950
                                                         -----        ----------
     Net Loss ..............................       $    (1,950)       $(1,950)
                                                         -----        ----------
Loss per share .............................       $        --        $  --
                                                         =====        ==========

   The accompanying notes are an integral part of these financial statements.


[CAPTION]

                                    RUSSIAN-IMPORTS.COM
                                (A DEVELOPMENT STAGE COMPANY)
                               STATEMENT OF STOCKHOLDERS' EQUITY
                             FOR THE PERIOD ENDED March 31, 2000

                              Common Stock                  Additional
                            Number of Shares     Amount     Paid in      Retained
                                                            Capital     (Deficit)   Total
                          -----------------     --------    ---------   ---------   -----
Common Stocks issued        1,950,000           $1,950       $ --       $ 1,950    $  --

Net loss for
Balance 2/29/2000           1,950,000           $1,950         $--        $(1,950)   $--
                          -----------------     --------    ---------   ---------   -----



            The accompanying notes are an integral part of these financial statements.










                                 RUSSIAN-IMPORTS.COM
                             (A DEVELOPMENT STAGE COMPANY)
                                STATEMENTS OF CASH FLOWS

                                                                             Cumulative
                                                                             Since
                                                                             Inception
                                                    For the period ended     of
                                                    March 31, 2000           Development
                                                    -------------------      Stage
                                                                             ------------
CASH FLOWS FROM OPERATING
ACTIVITIES:

Operating Activities
Net Loss ............................................   $(1,950)           $  (1,950)
                                                         -------             ------------
  Net Cash Used provided by operating activities . ...   (1,950)              (1,950)
                                                         -------             ------------
CASH FLOWS FROM FINANCING
ACTIVITIES:

Common stocks issued                                      1,950                1,950
                                                         -------             ------------
Net Cash Provided by

  Financing Activities ..............................     1,950                1,950
                                                         -------             ------------
Cash and Cash Equivalents
  at Beginning of Period ............................       --                    --
                                                         -------             ------------
Cash and Cash Equivalents

  at End of Period ..................................   $   --               $    --
                                                         =======             ============

          The accompanying notes are an integral part of these financial statements.




























[CAPTION]
                         RUSSIAN-IMPORTS.COM
                    (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS
                  FOR THE PERIOD ENDED MARCH 31, 2000

NOTE 1. DESCRIPTION OF THE BUSINESS
Russian-Imports was incorporated under the laws of the state of California on February 1, 2000. The purpose for which the Corporation is organized is to engage in any lawful act or activity for which a corporation may be organized under the General Corporation Law of the State of California including, without limitation, to provide sales of imported Russian lacquer boxes, crystal and matroshka dolls on the Internet.

Russian-Imports has been in the development stage since its formation on February 1, 2000. Planned principal operations have only recently commenced since then, but Russian-Imports has not generated any significant revenue.

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

A.  Russian-Imports uses the accrual method of accounting.

B. Revenues and are recognized and recorded when ordered goods are paid for by credit card. Expenses are realized and recorded when invoiced.

C. Russian-Imports considers all short term, highly liquid investments that are readily convertible, within three months, to known amounts as cash equivalents. Russian-Imports currently has no cash equivalents.

D. Primary Earnings Per Share amounts are based on the weighted average number of shares outstanding at the dates of the financial statements. Fully Diluted Earnings Per Shares shall be shown on stock options and other convertible issues that may be exercised within ten years of the financial statement dates.

E. Estimates: The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

NOTE 3. INCOME TAXES
Russian-Imports has adopted the provisions of SFAS No. 109 "Accounting for Income Taxes". SFAS 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Russian-Imports has incurred losses that can be carried forward to offset future earnings if conditions of the Internal Revenue Codes are met.

 Russian-Imports shares office space and telephone services of the President of Russian-Imports at no charge.

NOTE 5.  FISCAL YEAR END.  Russian-Imports's fiscal year end is
December 31st.

NOTE 6. RELATED PARTY TRANSACTIONS. Russian-Imports issued unregistered common stock to its President, in exchange for services as President, Secretary and Treasurer, and to non management consultants and employees in exchange for their services. The issuance of shares were recorded at their fair market value of par value. This is deemed appropriate, rather than recording the issuance of shares at the offering price, since Russian-Imports's shares have no current book value.

3.   OTHER MATTERS

AMENDMENT TO ARTICLES OF INCORPORATION: The Company originally issued 1,077,000 common shares of stock, when the Company was acting as its own transfer agent. However, the Company's new transfer agent refused to recognize the issue of 77,000 of the 1,077,000 common shares of stock, due to the fact that the Company's articles of incorporation had not been amended to provide for an increase in capital. On March 1, 1999, the Company amended its articles of incorporation to authorize capital of 20,000,000 common shares. Since the filing of this amendment was delayed, this resulted in a a difference between the shares outstanding on December 31, 1998 as shown on the official share register of the transfer agent and the Company's audited financial statements.

     SUBSEQUENT EVENTS: On November 26, 1999, the Company effected an 8-1 forward split of its common shares of stock, resulting in outstanding shares of 17,910,120.




                             7


PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations


THIS ANALYSIS CONTAINS FORWARD-LOOKING COMMENTS WHICH ARE BASED ON CURRENT INFORMATION. ACTUAL RESULTS IN THE FUTURE MAY DIFFER MATERIALLY.
The Company is engaged in the business of providing sales of computer related software and related services. The Company has not yet commenced operations, but is in the process of developing its web site at www.innovative-software.net.



                               8



PART II. OTHER INFORMATION

Item 1.  Legal proceedings                             NONE

Item 2.  Changes in securities and use of proceeds     NONE

Item 3.  Defaults on senior securities                 NONE

Item 4.  Submission of items to a vote                 NONE

Item 5.  Other information                             NONE

Item 6.
 a)      Exhibits                                      NONE
 b)      Reports on 8K                                 NONE

                               9


                          SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                    RUSSIAN-IMPORTS.COM


   Dated: July 25, 2000            By:  Agata Gotova
                                        -----------------------
                                        Agata Gotova, President



   Dated: July 25, 2000            By:  Agata Gotova
                                        -----------------------
                                        Agata Gotova, Chief
                                        Financial Officer

                             10



[TYPE]EX-27
<SEQUENCE>2
[DESCRIPTION]FINANCIAL DATA SCHEDULE


[ARTICLE] 5
[MULTIPLIER] 1
[PERIOD-TYPE]                              3-MOS
[FISCAL-YEAR-END]                          DEC-31-1999
[PERIOD-START]                             JAN-01-2000
[PERIOD-END]                               MAR-31-2000
[CASH]                                               0
[SECURITIES]                                         0
[RECEIVABLES]                                        0
[ALLOWANCES]                                         0
[INVENTORY]                                          0
[CURRENT-ASSETS]                                  1000
[PP&E]                                            1000
[DEPRECIATION]                                       0
[TOTAL-ASSETS]                                    1000
[CURRENT-LIABILITIES]                             1000
[BONDS]                                              0
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                          0
[COMMON]                                          2084
[OTHER-SE]                                      (17983)
[TOTAL-LIABILITY-AND-EQUITY]                      1000
[SALES]                                              0
[TOTAL-REVENUES]                                     0
[CGS]                                                0
[TOTAL-COSTS]                                        0
[OTHER-EXPENSES]                                     0
[LOSS-PROVISION]                                  (391)
[INTEREST-EXPENSE]                                   0
[INCOME-PRETAX]                                   (391)
[INCOME-TAX]                                         0
[INCOME-CONTINUING]                               (391)
[DISCONTINUED]                                       0
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                      (391)
[EPS-BASIC]                                       (.00)
[EPS-DILUTED]                                     (.00)