Form 10QSB
period 2000-06-30
RUSSIAN IMPORTS COM
filed 2000-08-10
CIK 1109662

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

                              2





[CAPTION]

                    RUSSIAN-IMPORTS.COM
               (A DEVELOPMENT STAGE COMPANY)
                        BALANCE SHEETS

                                                    June 30, 2000
                                                    -------------

Assets: ............................................      $  --
                                                          =======
Liabilities - Accounts Payable .....................      $  --
                                                          -------
Stockholders' Equity:
  Common Stock, Par value $.001

    Authorized 100,000,000 shares,
    Issued 1,950,000 shares at June 30, 2000               1,950
  Paid-In Capital ..................................          --
  Retained Deficit .................................
(1,950)
                                                          -------
     Total Stockholders' Equity ....................         --
                                                          -------
     Total Liabilities and

       Stockholders' Equity ........................    $    --
                                                          =======

   The accompanying notes are an integral part of these financial statements.

[CAPTION]

                                RUSSIAN-IMPORTS.COM
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                                                                         Cumulative
                                                                         Since
                                                                         Inception
                                                 For the period ended    of
                                                 June 30, 2000           Development
                                                  -----------------      Stage
                                                                         ----------

Revenues: ..................................      $         --          $    --

Expenses:

Professional fees                                 $      1,000          $   1,000

General and Administrative Expenses: ....                  950                950

Total  1,950   1,950
                                                         -----           ----------

     Net Loss ..............................       $    (1,950)         $  (1,950)
                                                         -----           ----------

Loss per share .............................       $       --           $      --
                                                         =====           ==========

        The accompanying notes are an integral part of these financial statements.

[CAPTION]

                                  RUSSIAN-IMPORTS.COM
                               (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF STOCKHOLDERS' EQUITY
                            FOR THE PERIOD ENDED JUNE 30, 2000
                            Common Stock                  Additional
                            Number of Shares   Amount     Paid in     Retained
                                                          Capital    (Deficit)   Total
                            -----------------  --------   ---------   ---------  -----

Common Stocks issued            1,950,000      $1,950    $  --        $  1,950   $ --

Net loss for
Balance 2/29/2000               1,950,000      $1,950    $  --        $ (1,950)  $ --
                            -----------------  --------   ---------   ---------  -----

              The accompanying notes are an integral part of these financial statements.













[CAPTION]

                                    RUSSIAN-IMPORTS.COM
                                (A DEVELOPMENT STAGE COMPANY)
                                  STATEMENTS OF CASH FLOWS

                                                                              Cumulative
                                                                              Since
                                                                              Inception
                                                    For the period ended      of
                                                    June 30, 2000             Development
                                                    --------------------      Stage
                                                                              ------------
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
























[CAPTION]
                        RUSSIAN-IMPORTS.COM
                  (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO FINANCIAL STATEMENTS
                 FOR THE PERIOD ENDED JUNE 30, 2000

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

SUSBEQUENT EVENTS: On November 26, 1999, the Company effected an
8-1 forward split of its common shares of stock, resulting in outstanding shares of 17,910,120.

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

                                         RUSSIAN-IMPORTS.COM


   Dated: July 25, 2000            By:  Agata Gotova
                                        -------------------------
                                        Agata Gotova, President





   Dated: July 25, 2000            By:  Agata Gotova
                                        -------------------------
                                        Agata Gotova, Chief
                                  Financial Officer

                              10



[TYPE]EX-27
<SEQUENCE>2
[DESCRIPTION]FINANCIAL DATA SCHEDULE


[ARTICLE] 5
[MULTIPLIER] 1

[PERIOD-TYPE]                   6-MOS
[FISCAL-YEAR-END]                          DEC-31-1999
[PERIOD-START]                             JAN-01-2000
[PERIOD-END]                               JUN-31-2000
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