Form 10QSB
period 2000-09-30
RUSSIAN IMPORTS COM
filed 2000-11-14
CIK 1109662

UNITED STATES
            SECURITIES AND EXCHANGE COMMISSION
                 WASHINGTON, D. C. 20549

                         FORM 10QSB

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended
September 30, 2000

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

The number of shares of the registrant's common stock as of
September 30, 2000:    1,957,100 shares.

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

                              2





[CAPTION]

                    RUSSIAN-IMPORTS.COM
               (A DEVELOPMENT STAGE COMPANY)
                        BALANCE SHEETS

                                                    September 30,
                                                        2000
                                                    -------------

Assets: ............................................      $  --
                                                          =======
Liabilities - Accounts Payable .....................      $  --
                                                          -------
Stockholders' Equity:
  Common Stock, Par value $.001

    Authorized 100,000,000 shares,
    Issued 1,950,000 shares at June 30, 2000               1,957
  Paid-In Capital ..................................          --
  Retained Deficit .................................
(1,950)
                                                          -------
     Total Stockholders' Equity ....................         --
                                                          -------
     Total Liabilities and

       Stockholders' Equity ........................    $    --
                                                          =======

   The accompanying notes are an integral part of these financial statements.

[CAPTION]

                                RUSSIAN-IMPORTS.COM
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                                                                         Cumulative
                                                                         Since
                                                                         Inception
                                                 For the period ended    of
                                                 September 30, 2000      Development
                                                  -----------------      Stage
                                                                         ----------
Revenues: ..................................      $         --          $    --
Expenses:
Professional fees                                 $      1,000          $   1,000
General and Administrative Expenses: ....                  957                957
Total                                                    1,957              1,957
                                                         -----           ----------
     Net Loss ..............................       $    (1,957)         $  (1,957)
                                                         -----           ----------
Loss per share .............................       $       --           $      --
                                                         =====           ==========

        The accompanying notes are an integral part of these financial statements.

[CAPTION]

                                   RUSSIAN-IMPORTS.COM
                               (A DEVELOPMENT STAGE COMPANY)
                              STATEMENT OF STOCKHOLDERS' EQUITY
                           FOR THE PERIOD ENDED SEPTEMBER 30, 2000

                            Common Stock                  Additional
                            Number of Shares   Amount     Paid in     Retained
                                                          Capital    (Deficit)   Total
                            -----------------  --------   ---------   ---------  -----
Common Stocks issued            1,957,000      $1,957    $  --        $  1,950   $ --

Net loss for
Balance 9/30/2000               1,957,000      $1,957    $  --        $ (1,950)  $ --
                            -----------------  --------   ---------   ---------  -----

              The accompanying notes are an integral part of these financial statements.













[CAPTION]
                                   RUSSIAN-IMPORTS.COM
                                (A DEVELOPMENT STAGE COMPANY)
                                  STATEMENTS OF CASH FLOWS
                                                                              Cumulative
                                                                              Since
                                                                              Inception
                                                    For the period ended      of
                                                    September 30, 2000        Development
                                                    --------------------      Stage
                                                                              ------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Operating Activities
Net Loss ............................................   $(1,957)           $  (1,957)
                                                         -------             ------------
  Net Cash Used provided by operating activities . ...   (1,957)              (1,957)
                                                         -------             ------------
CASH FLOWS FROM FINANCING
ACTIVITIES:
Common stocks issued                                      1,957                1,957
                                                         -------             ------------
Net Cash Provided by
  Financing Activities ..............................     1,957                1,957
                                                         -------             ------------
Cash and Cash Equivalents
  at Beginning of Period ............................       --                    --
                                                         -------             ------------
Cash and Cash Equivalents
  at End of Period ..................................   $   --               $    --
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

                                         RUSSIAN-IMPORTS.COM


   Dated: November 14, 2000            By:  Agata Gotova
                                        -------------------------
                                        Agata Gotova, President





   Dated: November 14, 2000            By:  Agata Gotova
                                        -------------------------
                                        Agata Gotova, Chief
                                        Financial Officer

                              10











[TYPE]EX-27
<SEQUENCE>2
[DESCRIPTION]FINANCIAL DATA SCHEDULE
[ARTICLE] 5
[MULTIPLIER] 1

[PERIOD-TYPE]                              6-MOS
[FISCAL-YEAR-END]                          DEC-31-1999
[PERIOD-START]                             JAN-01-2000
[PERIOD-END]                               SEP-30-2000
[CASH]                                               0
[SECURITIES]                                         0
[RECEIVABLES]                                        0
[ALLOWANCES]                                         0
[INVENTORY]                                          0
[CURRENT-ASSETS]                                     0
[PP&E]                                               0
[DEPRECIATION]                                       0
[TOTAL-ASSETS]                                       0
[CURRENT-LIABILITIES]                                0
[BONDS]                                              0
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                          0
[COMMON]                                          1957
[OTHER-SE]                                          (0)
[TOTAL-LIABILITY-AND-EQUITY]                         0
[SALES]                                              0
[TOTAL-REVENUES]                                     0
[CGS]                                                0
[TOTAL-COSTS]                                        0
[OTHER-EXPENSES]                                     0
[LOSS-PROVISION]                                 (1957)
[INTEREST-EXPENSE]                                   0
[INCOME-PRETAX]                                  (1957)
[INCOME-TAX]                                         0
[INCOME-CONTINUING]                              (1957)
[DISCONTINUED]                                       0
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                     (1957)
[EPS-BASIC]                                       (.00)
[EPS-DILUTED]                                     (.00)