Form 10QSB/A
period 2000-09-30
RUSSIAN IMPORTS COM
filed 2000-11-17
CIK 1109662

UNITED STATES
            SECURITIES AND EXCHANGE COMMISSION
                 WASHINGTON, D. C. 20549
                      AMENDMENT NO. 1 TO

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














                                   RUSSIAN-IMPORTS.COM
                                (A DEVELOPMENT STAGE COMPANY)
                                  STATEMENTS OF CASH FLOWS

         Cumulative

         Since

         Inception
                                                    For the period
ended      of
                                                    September 30,
2000        Development

--------------------      Stage

         ------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Operating Activities
Net Loss ............................................   $(1,957)
      $  (1,957)
                                                         -------
        ------------
  Net Cash Used provided by operating activities . ...   (1,957)
         (1,957)
                                                         -------
        ------------CASH FLOWS FROM FINANCING
ACTIVITIES:
Common stocks issued                                      1,957
          1,957
                                                         -------
        ------------
Net Cash Provided by
  Financing Activities ..............................     1,957
          1,957
                                                         -------
        ------------
Cash and Cash Equivalents
  at Beginning of Period ............................       --
             --
                                                         -------
        ------------
Cash and Cash Equivalents
  at End of Period ..................................   $   --
        $    --
                                                         =======
        ============
         The accompanying notes are an integral part of these
financial statements.

[CAPTION]
                        RUSSIAN-IMPORTS.COM
               (A DEVELOPMENT STAGE SEPTEMBER 30, 2000)
                   NOTES TO FINANCIAL STATEMENTS
                 FOR THE PERIOD ENDED JUNE 30, 2000

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

                            7


PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial
      Condition and Results of Operations

THIS ANALYSIS CONTAINS FORWARD-LOOKING COMMENTS WHICH ARE BASED ON CURRENT INFORMATION. ACTUAL RESULTS IN THE FUTURE MAY DIFFER
MATERIALLY.

The Company is engaged in the business of providing sales of computer related software and related services. The Company has not yet commenced operations, but is in the process of developing its web site at www.russian-imports.com and www.russianimports.net.

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

                                         RUSSIAN-IMPORTS.COM


   Dated: November 17, 2000            By:  Agata Gotova
                                        -------------------------
                                        Agata Gotova, President





   Dated: November 17, 2000            By:  Agata Gotova
                                        -------------------------
                                        Agata Gotova, Chief
                                      Financial Officer

                              10














[CAPTION]
[TYPE]EX-27
<SEQUENCE>2
[DESCRIPTION]FINANCIAL DATA SCHEDULE
[ARTICLE] 5
[MULTIPLIER] 1

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