Form 10KSB
period 2000-12-31
RUSSIAN IMPORTS COM
filed 2001-04-16
CIK 1109662

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-KSB

       (Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the fiscal year ended December 31, 2000

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from _______________ to ________________

Commission file no.: 000-30197



 California                                                           91-2021602
--------------------------------------                       -------------------
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                               Identification no.)

827 State St. Suite 26
Santa Barbara, CA                                                          93101
---------------------------------------                      -------------------
(Address of principal executive offices)                              (Zip Code)

Issuer's telephone number: (805) 899-1299


Securities registered under Section 12(b) of the Exchange Act:

     Title of each class                               Name of each exchange on
       registered                                                 which

            None                                               OTC: BB
-----------------------------                          -------------------------

Securities registered under Section 12(g) of the Exchange Act:

                         Common Stock, $.0001 par value
                                (Title of class)
                      ------------------------------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes  X     No
           -----        -----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Registrant's revenue for the fiscal year ended December 31, 2000: $ 0.00.

Of the 7,011,500 shares of voting stock of the registrant issued and outstanding as of March 15, 2001, 401,500 shares are held by non-affiliates. The aggregate market value of the voting and non-voting common equity held by non-affiliates (computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity) as of December 31, 2000 was $0.00 (for purposes of the foregoing calculation only, each of the registrant's officers and directors is deemed to be an affiliate).

There were 7,011,500 shares of the registrant's common stock outstanding as of March 15, 2001.

DOCUMENTS INCORPORATED BY REFERENCE:        None

Transitional Small Business Disclosure Format: Yes [ ] No [X]

SUMMARY TABLE OF CONTENTS SUMMARY TABLE OF CONTENTS

PART I

Item 1.  Description of Business.

Item 2.  Description of Property.

Item 3.  Legal Proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders.

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

Item 6.  Management's Discussion and Analysis or Plan of Operation.

Item 7.  Financial Statements.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Item 10. Executive Compensation.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

Item 12. Certain Relationships and Related Transactions.

Item 13. Exhibits, List and Reports on Form 8-K.

PART I

Forward Looking Statements

This Form 10-KSB includes "forward looking statements". All statements, other than statements of historical facts, included or incorporated by reference in this Form 10-KSB which address activities, events or developments which the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), demand for the Company's products and services, expansion and growth of the Company's business and operations, and other such matters are forward looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances. However, whether actual results or developments will conform with the Company's expectations and predictions is subject to a number of risks and uncertainties, general economic market and business conditions; the business opportunities (or lack thereof) that may be presented to and pursued by the Company; changes in laws or regulation; and other factors, most of which are beyond the control of the Company. Consequently, all of the forward looking statements made in this Form 10-KSB are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations. The Company assumes no obligations to update any such forward-looking statements.


Item 1.  Description of Business

         (a) Development

RUSSIAN-IMPORTS.COM, INC. ( hereinafter "The Company" and/or "RSIM") was organized on February 1, 2000, and has commenced operations, but has not generated any revenue and is still a development stage corporation. The Company is engaged in the business of selling imported Russian lacquer boxes, Russian crystal and Matroshka dolls from its e commerce web site on the Internet. There can be no assurance that the Company's common stock will ever develop a market.

In connection with organizing the Company, on February 1, 2000, Agata Gotova was issued 1,610,000 shares of restricted common stock in exchange for services, the business plan of the Company, and the Company's web site and domain names, pursuant to Section 4(2) of the Securities Act of 1933, to sophisticated persons (officers and directors) having superior access to all corporate and financial information. Under Rule 405 promulgated under the Securities Act of 1933, Ms. Gotova may be deemed to be promoters of the Company.

On February 1, 2000, in exchange for web site development services rendered to the Company's web sites, the Company issued 100,000 shares of its common stock under Rule 701 promulgated by the Securities and Exchange Commission to a non-sophisticated investor with full access to all corporate information. On February 1, 2000, the Company issued 90,000 shares of its common stock to Kenneth G. Eade, counsel to the Company and the husband of its President, Agata Gotova, under Rule 701 promulgated by the Securities and Exchange Commission in exchange for legal services rendered. Mr. Eade is a sophisticated investor who had access to all corporate information.

On February 1, 2000, Russian Imports issued 75,000 shares to Richard Day, and 75,000 shares to Jeffrey Volpe, in exchange for corporate consulting services and clerical services, in reliance upon Section 4(2) of the Securities Act of 1933, to sophisticated persons (officers and directors) having superior access to all corporate and financial information.

On or about December 14, 2000 an agreement dated November 17, 2000 between the company, selling shareholders Jeffrey Volpe and Agata Gotova, and buyer A. Rene Dervaes, Jr. resulted in the transfer of 1,775,000 shares of restricted common stock. On or about December 8, 2000, A. Rene Dervaes, Jr. was issued 2,000,000 additional shares of restricted common stock in exchange for present and future services, and subscribed to an additional 3,000,000 shares in exchange for a promissory note in the sum of $1,200,000. These transactions resulted in A. Rene Dervaes becoming the controlling shareholder of the company.

On December 29, 2000, the Company filed an S-8 Registration Statement to register 6,000,000 shares of common stock pursuant to the Company's Year 2000 Employee/Consultant Stock Compensation Plan. (the "Plan").

IN GENERAL - THE COMPANY

The Company's plan of operations is to be the number one seller of Russian lacquer boxes on the Internet. The Company will also sell Russian Matroshka dolls and quality hand made crystal imported from Russia. Lacquer boxes in the United States carry a premium price. The company can import hand painted lacquer boxes from Russia at a fraction of the wholesale cost in the U.S. The Company plans to sell lacquer boxes, Matroshka dolls and Russian crystal at the lowest prices of any wholesaler or retailer on the Internet. To do this, the Company will seek to establish an aggressive marketing plan both on the Internet and conventionally.

Government approval is not necessary for the Company's business, and government regulations have no or only a negligible effect on their respective businesses.

The Company has not booked any significant research and development costs and therefore do not expect to pass any of those costs to customers. It has no product development or research and development costs.

The Company's mailing address is 827 State Street, Suite 26, Santa Barbara, CA 93101. The telephone number of its principal executive office is (805) 899-1299.

THE INDUSTRY

The Internet industry is a young industry, but one of the fastest growing industries in the country. Management believes that with the proper marketing campaign, the Company's e commerce site can develop into the most popular site on the Internet to purchase Russian lacquer boxes and other imports. The Company will avoid customer service problems by offering a money back if not satisfied guarantee, and providing free expedient shipping of product.

MARKETING

The Company is developing an Internet web site with full e commerce capabilities, which offers the company's products for sale to the Internet consumer. In addition, the Company will promote its web site and its products by conventional advertising and marketing. With the proceeds of this offering, the Company plans to hire a sales force and offer "multi-level marketing" incentives for sales.

To help achieve its sales goals, the Company plans to implement an aggressive online marketing campaign. The objective will be to name awareness for the Company in the online community and to continually acquire new visitors to its Web site. One of the best ways to attract this target audience is to achieve high visibility in the places where prospective customers are likely to be browsing. The Company's online campaign will target sites that generate high traffic from Internet users who fit the Company's customer profile. In order to create this market presence and increase customer awareness, the Company intends to promote its Web site on the most effective search engines, directories and promotional sites the Internet offers. However, the Company has not yet developed its Web site, and there can be no assurance that it will implement these programs. The programs to establish visibility and increase traffic to the web site include directory submissions to make sure the company is listed in the top five listings on the major search engines such as Yahoo, America Online, Excite, Infoseek, HotBot, AltaVista, and Lycos, when a potential visitor types in key words related to software sales. Of course, there can be no assurance that the Company can obtain such a status, but it will continually update its submissions to search engines to keep them current and will update its site weekly. The Company will review its site data to optimize its listing. Once the site data has been perfected, the Company's site will be submitted to the top 75 search engines and promotional sites.

While listing a Web site with the search engines and promotional sites is a high priority for the foundation of the Company's Internet program, targeted links with sites of similar interest is another powerful method of obtaining visitors that are interested in the Company's site. The Company will search for sites of similar interest where it is likely to find its target audience to place targeted links. These links will increase targeted traffic to the Company's Web site.

The Company intends to design a professional banner and place it with various sites on a "reciprocal" basis, at no charge to the Company. The Company also plans to purchase online ad banners on highly trafficked Web sites that appeal to the Company's target audience. The Company will work with a nationally recognized media buying firm to research the sites that are regularly visited by prospective customers in order to design and to execute an online advertising campaign on a cost-per-lead or similar direct response basis.

Online communities such as Mailing Lists, Newsgroups, and Online Service Forums tend to be very successful in driving traffic to sites as Internet surfers use these communities to get advice from their peers. The Company will work with a firm to seed messages about its offerings in the various online communities that are visited by its target audience. Companies specializing in Community Discussion Seeding include Word of Net Promotions, Web promote and Agency.

Targeted e-mail announcements with information about the Company's products and services will be sent to individuals who have expressed an interest in receiving information within targeted categories. These individuals have voluntarily signed up to receive these e-mail messages about specific topics and are more likely to read them. Response rates are expected to average between 5% to 10%. These efforts will results in Company Web site visits by these individuals because they have an interest in the Company's products and services and can click-through Hyperlinks created in the Company's e-mail announcement. Each e-mail message will contain a header that specifies that the e-mail was sent to the recipient because they had subscribed to a particular service.

The Company expects to maintain a clean corporate image by practicing "etiquette" when sending e-mail messages. In order to differentiate between e-mail messages that are voluntarily requested and true "spamming" from unwelcome sources, the Company plans to only send targeted e mail to those individuals who have voluntarily requested to receive such announcements, and always give the participants the option to remove themselves from the email lists.

The Company intends to announce its products and services on the Web in press releases. Favorable articles or editorial pieces about the Company's Web site can generate tremendous visibility and opportunity to sell its products and services. The Company will e-mail its press releases to targeted publications selected from a database of over 30,000 media resources. Press releases can be distributed within 72 hours.

THE PRODUCTS

Russian Lacquer Boxes

The Company offers a selection of hand painted paper mache and wood Russian lacquer boxes in different sizes and colors. These are the same kinds of lacquer boxes that sell in the United States for $1,000 and up, and the Company's cost on each box is an average $25. The boxes are hand crafted and painted, with the traditional red inside, and the craftsman's name is subscribed to the outside of each box.

Matroshka Dolls

These world famous dolls are hand crafted and painted wooden dolls, which hold inside of them, up to seven different dolls. To separate the dolls, simply open the outside doll and you will find a doll inside. Keep opening until all of the dolls are uncovered.

Russian Crystal

The Company offers a wide variety of hand etched russian crystal, including vases, decanters, wine and cocktail glasses.

PATENTS

The Company holds no patents for its products. The Company is the registered owner of the Internet domain names, www.russianimports.com.

GOVERNMENT REGULATION

Government approval is not necessary for the Company's business, and government regulations have no effect or a negligible effect on its business. The Company does have to pay duties on the products it imports.

EMPLOYEES

The Company presently employs two employees, both management, who each devote their part time efforts to the company.

Item 2.           Description of Property
The Company rents professional offices at no charge on a month to month basis, pursuant to an oral agreement. The Company owns the domain name, www.russian-imports.com. The Company has a small inventory of Russian lacquer boxes, matroshka dolls and russian crystal. It has no other property.

Item 3.  Legal Proceedings

There are no pending legal proceedings to which the Company is a party or to which the property interests of the Company is subject.

Item 4. Submission of Matters to a Vote of Security Holders.

On or about December 14, 2000 (the closing date) an agreement dated November 17, 2000 between the company, selling shareholders Jeffrey Volpe and Agata Gotova, and buyer A. Rene Dervaes, Jr. resulted in the transfer of 1,775,000 shares of restricted common stock. On or about December 8, 2000, A. Rene Dervaes, Jr. was issued 2,000,000 additional shares of restricted common stock in exchange for present and future services, and subscribed to an additional 3,000,000 shares in exchange for a promissory note in the sum of $1,200,000. These transactions resulted in A. Rene Dervaes, Jr. becoming the controlling shareholder of the company.

PART II

Item 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock is quoted at the present time on the Over the Counter Bulletin Board under the symbol RSIM. There is no present public market for the Company's common stock

 The Company has not paid any cash dividends since its inception and does not contemplate paying any in the foreseeable future. It is anticipated that earnings, if any, will be retained for the operation of the Company's business.

PENNY STOCK STATUS

If and when it creates a market for its common stock, the Company's common stock is a "penny stock," as the term is defined by Rule 3a51-1 of the Securities Exchange Act of 1934. This makes it subject to reporting, disclosure and other rules imposed on broker-dealers by the Securities and Exchange Commission requiring brokers and dealers to do the following in connection with transactions in penny stocks:

   1. Prior to the transaction, to approve the person's account for transactions in penny stocks by obtaining information from the person regarding his or her financial situation, investment experience and objectives, to reasonably determine based on that information that transactions in penny stocks are suitable for the person, and that the person has sufficient knowledge and experience in financial matters that the person or his or her independent advisor reasonably may be expected to be capable of evaluating the risks of transactions in penny stocks. In addition, the broker or dealer must deliver to the person a written statement setting forth the basis for the determination and advising in highlighted format that it is unlawful for the broker or dealer to effect a transaction in a penny stock unless the broker or dealer has received, prior to the transaction, a written agreement from the person. Further, the broker or dealer must receive a manually signed and dated written agreement from the person in order to effectuate any transactions is a penny stock.

   2. Prior to the transaction, the broker or dealer must disclose to the customer the inside bid quotation for the penny stock and, if there is no inside bid quotation or inside offer quotation, he or she must disclose the offer price for the security transacted for a customer on a principal basis unless exempt from doing so under the rules.

   3. Prior to the transaction, the broker or dealer must disclose the aggregate amount of compensation received or to be received by the broker or dealer in connection with the transaction, and the aggregate amount of cash compensation received or to be received by any associated person of the broker dealer, other than a person whose function in solely clerical or ministerial.

   4. The broker or dealer who has effected sales of penny stock to a customer, unless exempted by the rules, is required to send to the customer a written statement containing the identity and number of shares or units of each such security and the estimated market value of the security. The imposition of these reporting and disclosure requirements on a broker or dealer make it unlawful for the broker or dealer to effect transactions in penny stocks on behalf of customers. Brokers or dealers may be discouraged from dealing in penny stocks, due to the additional time, responsibility involved, and, as a result, this may have a deleterious effect on the market for the company's stock.

TRANSFER AGENT, WARRANT AGENT AND REGISTRAR

The transfer agent, warrant agent and registrar for the Common Stock is American Registrar & Transfer Co., 342 E. 900 South, P.O. Box 1798, Salt Lake City, Utah 84110.

Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATIONS

PLAN OF OPERATIONS-IN GENERAL

The Company's plan of operations is to be the number one seller of russian lacquer boxes on the Internet. The Company has financed its operations to date through sales of its equity securities. See "Recent Sales of Securities." The Company will also sell Russian Matroshka dolls and quality hand made crystal imported from Russia. Lacquer boxes in the United States carry a premium price. The company can import hand painted lacquer boxes from Russia at a fraction of the wholesale cost in the U.S. The Company plans to sell lacquer boxes, Matroshka dolls and Russian crystal at the lowest prices of any wholesaler or retailer of Russian lacquer boxes and other imports on the Internet. To do this, the Company will seek to establish an aggressive marketing plan both on the Internet and conventionally.

During the next twelve months, the Company plans to satisfy its cash requirements by additional equity financing. There can be no assurance that the company will be successful in raising additional equity financing, and, thus, be able to satisfy its cash requirements, which primarily consist of legal and accounting fees at the present time. If the company is not able to raise equity capital, and it presently has no cash with which to satisfy any future cash requirements. The company will need a minimum of $50,000 to satisfy its cash requirements for the next 12 months. The company will not be able to operate if it does not obtain equity financing. The Company has no current material commitments. The Company depends upon capital to be derived from future financing activities such as subsequent offerings of its stock. There can be no assurance that the Company will be successful in raising the capital it requires. The company does not anticipate any further research and development of any products, nor does it expect to incur any research and development costs. The company does not expect the purchase or sale of plant or any significant equipment, and it does not anticipate any change in the number of its employees. The Company has no current material commitments. The Company has generated no revenue since its inception.

The Company is still considered to be a development stage company, with no significant revenue, and is dependent upon the raising of capital through placement of its common stock. There can be no assurance that the Company will be successful in raising the capital it requires through the sale of its common stock.

YEAR 2000 COMPLIANCE

With respect to Year 2000 compliance, the Company has found that all of its computer systems are Year 2000 compliant.


 Item 7. FINANCIAL STATEMENTS


                          INDEX TO FINANCIAL STATEMENTS
                                                                            PAGE

Report of Independent Certified Public Accountant dated December 17, 1999 ...F-1

Balance Sheets...............................................................F-2

Statement of Loss and Accumulated Deficit....................................F-3

Statements of Stockholder's Equity...........................................F-3

Statements of Cash Flows.....................................................F-4

Notes to Financial Statements................................................F-5

                          REPORT OF INDEPENDENT AUDITOR


To the Shareholders and Board of Directors RUSSIAN-IMPORTS.COM.

   We have audited the accompanying balance sheet of RUSSIAN-IMPORTS.COM. (A Development Stage Company) as of December 31, 2000, and the related statements of income, stockholders' equity, and cash flows for the period February 1, 2000 (inception) through December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on my audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of RUSSIAN-IMPORTS.COM. at December 31, 2000, and the results of operations and cash flows for the period February 1, 2000 (inception) through December 31, 2000, in conformity with generally accepted accounting principles.


/s/ Rogelio G. Castro
Oxnard, California
April 13, 2001

                               RUSSIAN-IMPORTS.COM
                          (A DEVELOPMENT STAGE COMPANY)

                                  BALANCE SHEET
                             AS OF DECEMBER 31, 2000


                  ASSETS
Current Assets:
         Cash                                                    $    ---
           Total Current Assets

TOTAL ASSETS                                                     $    ---
                                                                 ========

                  LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities:                                             $    ---

           Total Current Liabilities                                  ---

Stockholders' Equity:

         Common stocks,   $.001 par  value
           Authorized shares;  100,000,000
           Issued and outstanding shares; 1,950,000              $  1,950
           Paid in capital                                           ----
           Deficit accumulated during development stage            (1,950)
                  Total Stockholders' Equity                         ----

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $   ----
                                                                 ========







               See the accompanying Notes to Financial Statements

                               RUSSIAN-IMPORTS.COM
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS

                           Cumulative since inception
                    For the month ended of February 29, 2000
                                Development Stage
                                   ----------
Revenues:    ..................................   $    --       $     --

General and Administrative Expenses:   ........     1,950          1,950
                                                    -----          -----

   Net Loss      ..............................   $(1,950)      $ (1,950)
                                                    -----          -----

Loss per share        .........................   $    --       $     --
                                                    =====          =====




RUSSIAN-IMPORTS.COM
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE MONTH ENDED FEBRUARY 29, 2000

                            Common Stock          Additional          Retained
                           Number of Shares       Amount  Paid in     Capital   (Deficit)  Total
                          -----------------       ------  -------     ---------  ---------------

Common Stocks issued        1,950,000              $1,950              $  -         -    $ 1,950

Net loss for 2/29/2000      1,950,000              $1,950              $  -         -    $(1,950)
                            ---------              -------             -------   ------- --------



               See the accompanying Notes to Financial Statements
                                       F-3

RUSSIAN-IMPORTS.COM
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS


                                   Cumulative
                                      Since
                                    Inception
                     For the month ended ofFebruary 29, 2000
                                Development Stage
                                      -----
CASH FLOWS FROM OPERATING ACTIVITIES:

Operating Activities
Net Loss ............................................ $ (1,950)      $ (1,950)
Increase (Decrease) in Accounts Payable                 (1,950)        (1,950)
                                                         -----          -----
 Net Cash Used provided by operating activities         (1,950)        (1,950)
                                                         -----          -----

CASH FLOWS FROM FINANCINGACTIVITIES:

Common stocks issued                                     1,950          1,950
                                                         -----          -----
Net Cash Provided by Financing Activities ...........    1,950          1,950
                                                         -----          -----

Cash and Cash Equivalents at Beginning of Period ....      --             --
                                                         -----          -----
Cash and Cash Equivalents at End of Period  ......... $    --        $    --
                                                         =====          =====




               See the accompanying Notes to Financial Statements

                                RUSSIAN-IMPORTS.COM
                             (A DEVELOPMENT STAGE COMPANY)
                             NOTES TO FINANCIAL STATEMENTS
                                  DECEMBER 31, 2000

NOTE 1. DESCRIPTION OF THE BUSINESS
------------------------------------

Russian Imports was incorporated under the laws of the state of California on February 1, 2000. The purpose for which the Corporation is organized is to engage in any lawful act or activity for which a corporation may be organized under the General Corporation Law of the State of California including, without limitation, to provide sales of caviar on the Internet.

Russian Imports has been in the development stage since its formation on February 1, 2000. Planned principal operations have only recently commenced since then, but Russian Imports has not generated any significant revenue.


NOTE 2. SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------

A. Russian Imports uses the accrual method of accounting.

B. Revenues and are recognized and recorded when ordered goods are paid for by credit card. Expenses are realized and recorded when invoiced.

C. Russian Imports considers all short term, highly liquid investments that are readily convertible, within three months, to known amounts as cash equivalents. Russian Imports currently has no cash equivalents.

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

NOTE 3. INCOME TAXES
--------------------

Russian Imports has adopted the provisions of SFAS No. 109 "Accounting for Income Taxes". SFAS 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

Russian Imports has incurred losses that can be carried forward to offset future earnings if conditions of the Internal Revenue Codes are met. Russian Imports has incurred losses that can be carried forward to offset future earnings if conditions of the Internal Revenue Codes are met.


NOTE 5.  FISCAL YEAR END
------------------------
Russian Imports' fiscal year end is December 31st.

                               RUSSIAN-IMPORTS.COM
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS(continued)


Russian Imports has incurred losses that can be carried forward to offset future earnings if conditions of the Internal Revenue Codes are met.


NOTE 5.  FISCAL YEAR END
------------------------

Russian Imports' fiscal year end is December 31st.


NOTE 6.  RELATED PARTY TRANSACTIONS
-----------------------------------

Russian Imports issued unregistered common stock to its President, in exchange for services as President, Secretary and Treasurer, and to non management consultants and employees in exchange for their services. The issuance of shares were recorded at their fair market value of par value. This is deemed appropriate, rather than recording the issuance of shares at the offering price, since Russian Imports' shares have no current book value.

Russian Imports shares office space and telephone services of the President of Russian Imports at no charge.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.


Because the Company has been generally inactive since its inception, it had no independent accountant until the retention in February, 2000, of Roger G. Castro, Certified Public Accountants, Oxnard California. There has been no change in the Company's independent accountant during the period commencing with the Company's retention Roger G. Castro, Certified Public Accountants, through the date hereof.


PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The members of the Board of Directors of the Company serve until the next annual meeting of stockholders, or until their successors have been elected. The officers serve at the pleasure of the Board of Directors.

The current executive officers, key employee and sole director of the Company is as follows:

Name                     Age        Position
-------------------      ---        -----------------
A. Rene Dervaes, Jr.     61         President, Secretary, CFO and Director

A. Rene Dervaes, Jr. Mr. Dervaes is the current President, Secretary and Director of the company, since December 8, 2000. He was the co-founder of the A.R. Dervaes Company, Inc., a manufacturer and supplier of heavy equipment,and its Chairman from 1961 to 1982. From 1982 though 1985, he was President of Khonbu Industries, a designer and nationwide distributor of exclusive consumer products. From 1978 to 1986, he acted as Chairman and CEO of Eagle Rock Corporation. From 1986 through 1990, he served as Chairman and CEO of Vantage Industries, an international marketing firm. From 1991 to the present time, he has served as Chairman and CEO of Secured Retirement International, Inc., specializing in the design and marketing of proprietary U.S. Treasury and municipal bond mutual funds. Mr. Dervaes also co-invented a unique finance product that pays increasing distributions through a patented method for pooling and distributing bond income.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's executive officers and directors and persons who own more than 10% of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission (hereinafter referred to as the "Commission") initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership, of Common Stock and other equity securities of the Company on Forms 3, 4, and 5, respectively. Executive officers, directors and greater than 10% shareholders are required by Commission regulations to furnish the Company with copies of all Section 16(a) reports they file. To the Company's knowledge, Mr. Dervaes comprising all of the Company's executive officers, directors and greater than 10% beneficial owners of its common Stock, have complied with Section 16(a) filing requirements applicable to them during the Company's most recent fiscal year.

Item 10. EXECUTIVE COMPENSATION

The following table sets forth the cash and non-cash compensation paid by the Company to its Chief Executive Officer and all other executive officers for services rendered. No salaries are being paid at the present time, and will not be paid unless and until there is available cash flow from operations to pay salaries. There were no grants of options or SAR grants given to any executive officers during the last fiscal year.

 Annual Compensation
-------------------------------------------------------------------------------------------------------------------------
                                                 SUMMARY COMPENSATION TABLE
                                       Annual Compensation                          Long-Term Compensation
-------------------------------------------------------------------------------------------------------------------------
          (a)            (b)     (c)       (d)         (e)        (f)         (g)       (h)               (i)
                                                      Other    Restricted  Securities
                                                      Annual     Stock    underlying    LTIP
  Name and Principal            Salary               Compensa-   Award(s)  options/    Payouts    All Other Compensation
       Position          Year     ($)      Bonus ($)  tion ($)    ($)      SARS (#)      ($)               ($)
-------------------------------------------------------------------------------------------------------------------------
     A.R. Dervaes,
President, Secretary,   1999     $0          $0          $0          0          0         $0                $0
    CFO & Chairman      2000     $0          $0          $0          0          0         $0                $0
                        2001     $0          $0          $0   2,000,000(1)      0         $0                $0

(1)On December 8, 2000, A. Rene Dervaes, Jr., was issued 2,000,000 shares of restricted common stock in exchange for present and future services.

Item 11. SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of the shares of Common Stock of the Company as of the date of this disclosure(1), by (i) each person who is known by the Company to be the beneficial owner of more than five percent (5%) of the issued and outstanding shares of common stock, (ii) each of the Company's directors and executive officers, and (iii) all directors and executive officers as a group.

Name and Address       Number of Shares     Percentage Owned
----------------       ----------------     ----------------
A.R. Dervaes, Jr.        6,775,000

Officers and Directors
as a Group               6,775,000                82.56%
 ------------
 (1) Table is based on current outstanding shares of 7,011,500.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company's sole promoter is A. Rene Dervaes, Jr. The Company rents its offices on a month to month basis at no cost to the company.

In connection with organizing the Company, on February 1, 2000, Agata Gotova was issued 1,610,000 shares of restricted common stock in exchange for services, the business plan of the Company, and the Company's web site and domain names, pursuant to Section 4(2) of the Securities Act of 1933, to sophisticated persons (officers and directors) having superior access to all corporate and financial information. Under Rule 405 promulgated under the Securities Act of 1933, Ms. Gotova may be deemed to be promoters of the Company. No other persons are known to Management that would be deemed to be promoters.

On February 1, 2000, in exchange for web site development services rendered to the Company's web sites, the Company issued 100,000 shares of its common stock under Rule 701 promulgated by the Securities and Exchange Commission to a non-sophisticated investor with full access to all corporate information.

On February 1, 2000, the Company issued 90,000 shares of its common stock to Kenneth G. Eade, counsel to the Company and the husband of its President, Agata Gotova, under Rule 701 promulgated by the Securities and Exchange Commission in exchange for legal services rendered. Mr. Eade is a sophisticated investor who had access to all corporate information.

On February 1, 2000, Russian Imports issued 75,000 shares to Richard Day, and 75,000 shares to Jeffrey Volpe, in exchange for corporate consulting services and clerical services, in reliance upon Section 4(2) of the Securities Act of 1933, to sophisticated persons (officers and directors) having superior access to all corporate and financial information.


On or about December 14, 2000 an agreement dated November 17, 2000 between the company, selling shareholders Jeffrey Volpe and Agata Gotova, and buyer A. Rene Dervaes, Jr. resulted in the transfer of 1,775,000 shares of restricted common stock. On or about December 8, 2000, A. Rene Dervaes, Jr. was issued 2,000,000 additional shares of restricted common stock in exchange for present and future services, and subscribed to an additional 3,000,000 shares in exchange for a promissory note in the sum of $1,200,000. These transactions resulted in A. Rene Dervaes becoming the controlling shareholder of the company.

Item  13.  Exhibits  and  Reports  on  Form  8-K

     (a) The exhibits required to be filed herewith by Item 601 of Regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:


Exhibit No.    Description
-----------    ----------------------------------------------------
 2.1           Acquisition agreement (3)

 3.1           Articles of Incorporation (1)

 3.2           Amendment to Articles of Incorporation(1)

 3.4           By-Laws(1)

 4.1           Form of Common Stock Certificate(2)

 4.2           Subscription Agreement of Rene Dervaes(3)

 5.1           Opinion of Kenneth G. Eade, Attorney at Law (including  consent)(2)

 6.1           Specimen of Stock Certificate(2)

10.1           EMPLOYEE/CONSULTANT STOCK COMPENSATION PLAN(4)

23.1           Consent of Independent Accountant(2)

23.2           Consent of Kenneth G. Eade(filed as part of Exhibit   5.1)(2)

98.1           Subscription Agreement of Rene Dervaes(3)
---------------

(1) Incorporated herein by reference to the Company's Registration Statement on Form 10-SB.
(2) Incorporated herein by reference to the Company's Registration Statement on Form SB-2.
(3) Incorporated herein by reference to the Company's 8-K current report filed with the SEC on December 18, 2000.
(4) Incorporated herein by reference to the Company's Registration Statement on Form S-8.


     (b) The Company filed a Form 8-K on December 18, 2000 with the Securities and Exchange Commission to disclose the consummation of a Reverse Acquisition and Reorganization of such date.

                                   SIGNATURES
                                   ----------

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               RUSSIAN IMPORTS.COM
                                  (Registrant)


April 14, 2001             /s/  A. Rene Dervaes, Jr.
                         --------------------------------
                     By: A. Rene Dervaes, Jr,   President, CEO and Sole Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


     Date                   Signature                      Title
     ----                   ---------                       -----

April 14, 2001      /s/  A. Rene Dervaes, Jr.
                   ---------------------------
                  By: A. Rene Dervaes, Jr           President and Sole Director