Form 10-Q
period 2001-03-31
RUSSIAN IMPORTS COM
filed 2001-05-21
CIK 1109662

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10QSB

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2001

[_] Transition report pursuant of Section 13 or 15(d) of the Securities Exchange Act of 1939 for the transition period ____ to______

Commission File Number:    000-1109664

                               RUSSIAN IMPORTS.COM
                    -----------------------------------------
             (Exact name of registrant as specified in its charter)

              Nevada                                          91-2021602
------------------------------------                 --------------------------
(State or other jurisdiction of                      (Employer
incorporation or organization)                           Identification Number)

827 State Street, Suite 26,
Santa Barbara, CA                                                  93101
---------------------------------------                       -----------------
(Address of Principal Executive Offices)                        (Zip code)

Registrant's telephone number:  (805) 899 1299

Securities to be registered under Section 12(b) of the Act:

     Title of each class                                   Name of each exchange
                                                           on which registered
         None                                                      None
-----------------------------                              ---------------------

Securities to be registered under Section 12(g) of the Act:

                    Common Stock, $.0001 par value per share
                  ---------------------------------------------
                                (Title of class)


Copies of Communications Sent to:
                                    Mintmire & Associates
                                    265 Sunrise Avenue, Suite 204
                                    Palm Beach, FL 33480
                            Tel: (561) 832-5696      Fax: (561) 659-5371

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

                            Yes X     No
                               ---      ---


Of the 8,811,500 shares of voting stock of the registrant issued and outstanding as of March 31, 2001, 401,500 shares are held by non-affiliates. The aggregate market value of the voting and non- voting common equity held by non-affiliates (computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity) as of March 31, 2001 was $0.00 (for purposes of the foregoing calculation only, each of the registrant's officers and directors is deemed to be an affiliate).

Transitional Small Business Disclosure Format (check one):   Yes   No X

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheet....................................................F-2
         Statement of Operations..........................................F-3
         Statement of Cash Flows..........................................F-4
         Statement of Shareholders' Equity................................F-5
         Notes to Financial Statements....................................F-6

                               RUSSIAN-IMPORTS.COM
                          (A Development Stage Company)
                                 Balance Sheets


                                                                 March 31,         December31,
                                                                    2001               2000
                        ASSETS                                (Unaudited)
Current Assets:
  Cash                                                        $              -  $                -
    Total Current Assets                                                     -                   -
                                                              ----------------  ------------------

TOTAL ASSETS                                                  $              -  $                -
                                                              ================  ==================

          LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
                                                              $              -  $                -
    Total Current Liabilities                                                -                   -
                                                              ----------------  ------------------

Stockholders' Equity:
  Common stocks , $.001 par value
    Authorized shares; 100,000,000
    Issued and outstanding shares; 8,811,500                  $          8,812  $            7,012
    Paid in capital                                                  1,375,200           1,197,000
    Stocks subscription                                             (1,200,000)         (1,200,000)
    Deficit accumulated during the development stage                  (184,012)             (4,012)
      Total Stockholders' Equity                                             -                   -
                                                              ----------------  ------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $              -  $                -
                                                              ================  ==================

                          The accompanying notes are an
                  integral part of these financial statements.

                               RUSSIAN-IMPORTS.COM
                          (A Development Stage Company)
                             Statement of Operations
                                   (Unaudited)

                                                         For the        February 1, 2000
                                                       three months       (inception)
                                                       ended March          through
                                                           31,           March 31, 2001
                                                           2001

Income                                               $              -  $                -

                                                     ----------------  ------------------
      Total  Income                                                 -                   -

Operating Expenses
    General and administrative expenses                       180,000             184,012

      Total Expenses                                          180,000             184,012
                                                     ----------------  ------------------

Net income (loss)                                    $       (180,000) $         (184,012)
                                                     ================  ==================








                          The accompanying notes are an
                  integral part of these financial statements.

                               RUSSIAN-IMPORTS.COM
                          (a Development Stage Company)
                             Statement of Cash Flows
                                   (Unaudited)


                                                             For the        February 1, 2000
                                                           three months       (inception)
                                                          ended March 31,       through
                                                               2001          March 31, 2001
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                               $      (180,000)  $        (184,012)
  Stocks issued for services                                      180,000             184,012
      net cash used by operating activities:
                                                                        -                   -
NET CASH USED BY OPERATING ACTIVITIES                                   -                   -
                                                         ----------------  ------------------


INCREASE (DECREASE) IN CASH                                             -                   -

BEGINNING CASH                                                          -                   -
ENDING CASH                                                             -                   -
                                                         ================  ==================







                          The accompanying notes are an
                  integral part of these financial statements.

                               RUSSIAN-IMPORTS.COM
                          (A Development Stage Company)
                           Statement of Stockholders'
                     Equity For the period February 1, 2000
                       (inception) through March 31, 2001




                                                                                                         Deficit
                                                                                                       Accumulated
                                                Number      Common                                       During
                                              of Shares      Stock      Paid In       Stock            Development
                                             Outstanding at Par Value   Capital    Subscription           Stage
                                           ------------- ------------- ---------- --------------    ----------------
Stock issued for services at inception        1,950,000  $   1,950
Stocks issued for services                    2,061,500      2,062
Stock subscription                            3,000,000      3,000     $1,197,000 $  (1,200,000)
Net loss - December 31, 2000                                                                        $       (4,012)
                                           ------------- ------------- ---------- ---------------   ---------------
Balance - December 31, 2000                   7,011,500      7,012      1,197,000    (1,200,000)            (4,012)

Stocks issued for services                    1,800,000      1,800        178,200
Net loss - March 31, 2001                                                                                 (180,000)
                                           ------------- ------------- ---------- ----------------  ---------------
Balance at March 31, 2001                     8,811,500  $   8,812     $1,375,200 $  (1,200,000)    $     (184,012)
                                           ============= ============= ========== ================  ===============


                          The accompanying notes are an
                  integral part of these financial statements.

                               RUSSIAN-IMPORTS.COM
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2001


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


NOTE 3. INCOME TAXES
--------------------

Russian Imports has adopted the provisions of SFAS No. 109 "Accounting for Income Taxes". SFAS 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the differences between the

                               RUSSIAN-IMPORTS.COM
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS(continued)



NOTE 3. INCOME TAXES(cont'd) -------------------- financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATIONS

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


PART II. OTHER INFORMATION

Item 1.  Legal proceedings

                             NONE

Item 2.  Changes in securities and use of proceeds

On January 2, 2001, February 2, 2001 and March 2, 2001, the Company issued 600,000 shares of its common stock, (for a total 1,800,000 shares), pursuant to the S-8 Registration

Statement previously registered with the SEC , to three third party outside consultants for services in developing products for import, such services valued at $180,000.

Item 3. Defaults on senior securities

     NONE

Item 4. Submission of items to a vote

     NONE

Item 5. Other information

     NONE

Item 6. Exhibits and Reports on Form 8-K

(a) The exhibits required to be filed herewith by Item 601 of Regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:



Exhibit No.    Description
----------     ----------------------------------------------------

 2.1           Acquisition agreement (3)
 3.1           Articles of Incorporation (1)
 3.2           Amendment to Articles of Incorporation(1)
 3.4           By-Laws(1)
 4.1           Form of Common Stock Certificate(2)
 4.2           Subscription Agreement of Rene Dervaes(3)
 5.1           Opinion of Kenneth G. Eade, Attorney at Law (including consent)(2)
 6.1           Specimen of Stock Certificate(2)
10.1           Employee/Consultant Stock Compensation Plan(4)
23.1           Consent of Independent Accountant(2)
23.2           Consent of Kenneth G. Eade (filed as part of Exhibit 5.1)(2)
98.1           Subscription Agreement of Rene Dervaes(3)
----------------

(1) Incorporated herein by reference to the Company's Registration Statement on Form 10-SB.
(2) Incorporated herein by reference to the Company's Registration Statement on Form SB-2.
(3) Incorporated herein by reference to the Company's 8-K current report filed with the SEC on December 18, 2000.
(4) Incorporated herein by reference to the Company's Registration Statement on Form S-8.



(b) No Reports on Form 8-K were filed during the quarter ended March 31, 2001

                                   SIGNATURES
                                   ----------

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               RUSSIAN IMPORTS.COM
                                  (Registrant)


Date:   May 21, 2001       /s/  A. Rene Dervaes, Jr.
                           -----------------------------------
                              A. Rene Dervaes, Jr
                              President, CEO and Sole Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date                     Signature                     Title
----                     ---------                     -----

May 21, 2001      /s/  A. Rene Dervaes, Jr.
                  --------------------------
                  A. Rene Dervaes, Jr               President and Sole Director