Form 10QSB
period 2001-06-30
RUSSIAN IMPORTS COM
filed 2001-08-20
CIK 1109662

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10QSB

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2001

[_] Transition report pursuant of Section 13 or 15(d) of the Securities Exchange Act of 1939 for the transition period ____ to______

Commission File Number:    000-1109664

                               RUSSIAN IMPORTS.COM
                    -----------------------------------------
             (Exact name of registrant as specified in its charter)

              Nevada                                         91-2021602
------------------------------------                 --------------------------
(State or other jurisdiction of                      (Employer
incorporation or organization)                            Identification Number)

827 State Street, Suite 26,
Santa Barbara, CA                                              93101
---------------------------------------              --------------------------
(Address of Principal Executive Offices)                   (Zip code)

Registrant's telephone number:  (805) 899 1299

Securities to be registered under Section 12(b) of the Act:

     Title of each class                               Name of each exchange
                                                       on which registered
         None                                                  None
--------------------------                             -------------------------

Securities to be registered under Section 12(g) of the Act:

                    Common Stock, $.0001 par value per share
            --------------------------------------------------------
                                (Title of class)


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

                            Yes X         No
                                ---          --


Of the13,011,500 shares of voting stock of the registrant issued and outstanding as of June 30, 2001, 5,801,500 shares are held by non-affiliates. The aggregate market value of the voting and non- voting common equity held by non-affiliates (computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity) as of June 30, 2001 was $0.00 (for purposes of the foregoing calculation only, each of the registrant's officers and directors is deemed to be an affiliate).

Transitional Small Business Disclosure Format (check one):   Yes   No X

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements




         Balance Sheet..................................................F-2

         Statement of Operations........................................F-3

         Statement of Cash Flows........................................F-4

         Statement of Shareholders' Equity..............................F-5

         Notes to Financial Statements..................................F-6

                               RUSSIAN-IMPORTS.COM
                          (A Development Stage Company)
                                 Balance Sheets


                                                                  June 30,         December 31,
                                                                    2001               2000
                        ASSETS                                  (Unaudited)
Current Assets:
  Cash                                                         $             -  $                -
    Total Current Assets                                                     -                   -
                                                               ---------------  ------------------

TOTAL ASSETS                                                   $             -  $                -
                                                               ===============  ==================

          LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
                                                               $             -  $                -
    Total Current Liabilities                                                -                   -
                                                               ---------------  ------------------

Stockholders' Equity:
  Common stocks , $.001 par value
    Authorized shares; 100,000,000
    Issued and outstanding shares; 13,011,500                  $        13,012  $            7,012
    Paid in capital                                                  2,127,400           1,197,000
    Stocks subscription                                             (1,200,000)         (1,200,000)
    Deficit accumulated during the development stage                  (940,012)             (4,012)
      Total Stockholders' Equity                                             -                   -
                                                               ---------------  ------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $             -  $                -
                                                               ===============  ==================

                               RUSSIAN-IMPORTS.COM
                          (A Development Stage Company)
                             Statement of Operations
                                   (Unaudited)

                                                            For the        February 1, 2000
                                                           six months        (inception)
                                                         ended June 30,        through
                                                              2001          June 30, 2001
Income                                                  $              -  $                -

                                                        ----------------  ------------------
      Total  Income                                                    -                   -

Operating Expenses
    General and administrative expenses                          936,000             940,012

      Total Expenses                                             936,000             940,012
                                                        ----------------  ------------------

Net income (loss)                                       $       (936,000) $         (940,012)
                                                        ================  ==================

                               RUSSIAN-IMPORTS.COM
                          (a Development Stage Company)
                             Statement of Cash Flows
                                   (Unaudited)


                                                             For the        February 1, 2000
                                                            six months        (inception)
                                                           ended June 30,       through
                                                               2001          June 30, 2001
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                 $     (936,000) $         (940,012)
  Stocks issued for services                                      936,000             940,012
      net cash used by operating activities:
                                                                        -                   -
NET CASH USED BY OPERATING ACTIVITIES                                   -                   -
                                                           --------------  ------------------


INCREASE (DECREASE) IN CASH                                             -                   -

BEGINNING CASH                                                          -                   -
ENDING CASH                                                             -                   -
                                                           ==============  ==================

                               RUSSIAN-IMPORTS.COM
                          (A Development Stage Company)
                           Statement of Stockholders'
                     Equity For the period February 1, 2000
                        (inception) through June 30, 2001





                                                                                                          Deficit
                                                                                                         Accumulated
                                                Number        Common                                       During
                                              of Shares        Stock         Paid In       Stock         Development
                                             Outstanding    at Par Value      Capital    Subscription        Stage
                                            --------------- ------------- ------------- --------------   ----------------
Stock issued for services at inception            1,950,000        $1,950
Stocks issued for services                        2,061,500         2,062
Stock subscription                                3,000,000         3,000   $1,197,000    $(1,200,000)
Net loss - December 31, 2000                                                                                  $(4,012)
                                            --------------- ------------- ------------- --------------   ----------------
Balance - December 31, 2000                       7,011,500         7,012    1,197,000   (1,200,000)        (4,012)

Stocks issued for services                        6,000,000         6,000      930,000
Net loss - June 30, 2001                                                                                     (420,000)
                                            --------------- ------------- ------------- --------------   ----------------
Balance at June 30, 2001                         13,011,500       $13,012    $2,127,000    $(1,200,000)     $(940,012)
                                            =============== ============= ============= ==============   ================

                               RUSSIAN-IMPORTS.COM
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2001


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

NOTE 4.  RELATED PARTY TRANSACTIONS
-----------------------------------

Russian Imports issued unregistered common stock to its President, in exchange for services as President, Secretary and Treasurer, and to non management consultants and employees in exchange for their services. The issuance of shares were recorded at their fair market value or par value. This is deemed appropriate, rather than recording the issuance of shares at the offering price, since Russian Imports' shares have no current book value.

Russian Imports shares office space and telephone services of the President of Russian Imports at no charge.

NOTE 5.  FISCAL YEAR END
------------------------

Russian Imports' fiscal year end is December 31st.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATIONS

PLAN OF OPERATIONS-IN GENERAL

The Company's initial plan of operations is to be the number one seller of caviar and russian lacquer boxes on the Internet. The Company has financed its operations to date through sales of its equity securities. See "Recent Sales of Securities." The Company will also sell Russian Matroshka dolls and quality hand made crystal imported from Russia. Lacquer boxes in the United States carry a premium price. The company can import hand painted lacquer boxes from Russia at a fraction of the wholesale cost in the U.S. The Company plans to sell lacquer boxes, Matroshka dolls and Russian crystal at the lowest prices of any wholesaler or retailer of Russian lacquer boxes and other imports on the Internet. To do this, the Company will seek to establish marketing plan both on the Internet and conventionally.

The Company has expanded its initial plan of operations to include the selling of imported artifacts and objects from other parts of Asia, Europe, South America and Africa. This plan was conceived in the first quarter and implemented in the second quarter. Financing has been through stock issuances to consultants and advisors in the relevant geographical territories. These items will be sold on the Internet. To do this the Company will also seek to establish marketing plan both on the Internet and conventionally. To date the Company has generated no revenues in this phase of the business.

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

PART II. OTHER INFORMATION

Item 1.  Legal proceedings

          NONE

Item 2.  Changes in securities and use of proceeds

During this quarter, the Company issued 4,200,000 shares of its common stock, pursuant to the S-8 Registration Statement previously registered with the Securities and Exchange Commission, to four(4) three third party outside consultants for services in developing products for import, such services valued at $ 420,000. The issuances were part of a plan conceived in January 2001 and implemented in this quarter.

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

*    Filed  herewith

(b) No Reports on Form 8-K were filed during the quarter ended June 30, 2001

                                   SIGNATURES
                                   ----------



In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               RUSSIAN IMPORTS.COM
                                  (Registrant)


Date:   Aug 20, 2001      /s/  A. Rene Dervaes, Jr.
                          -----------------------------------
                          By: A. Rene Dervaes, Jr,
                          President, CEO and Sole Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date                     Signature                     Title
----                     ---------                     -----

Aug 20, 2001             /s/  A. Rene Dervaes, Jr.
                         --------------------------
                         By: A. Rene Dervaes, Jr     President and Sole Director