Form 10QSB
period 2001-09-30
KIK TECHNOLOGY INTERNATIONAL INC
filed 2001-11-19
CIK 1109662

As filed with the Securities and Exchange Commission on November 19, 2001

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: September 30, 2001

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1939

For the transition period from __________ to ______________

Commission File Number: 000-30071

                       KIK TECHNOLOGY INTERNATIONAL, INC.
           -----------------------------------------------------------
              Exact name of registrant as specified in its charter)


             California                                      91-2021602
------------------------------------                ---------------------------
   State or other jurisdiction of                         (I.R.S. Employer
   incorporation or organization                         Identification No.)

                 590 Airport Road, Oceanside, California, 92054
           -----------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code (760) 967-2777

                            f/k/a Russian Imports.com
           -----------------------------------------------------------
          (Former name or former address, if changes since last report)

                           827 State Street, Suite 26,
                             Santa Barbara, CA 93101

Securities registered pursuant to Section 12(b) of the Act:

    Title of each class                          Name of each exchange on
                                                     which registered

             None                                            None
-----------------------------------            ---------------------------------

Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.001 per share
           -----------------------------------------------------------
                                (Title of class)

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

                           Yes   X     No
                                ---      ---

     Number of shares outstanding of the registrant's class of common stock as of November 18, 2001: 22,700,000.


Copies of Communications sent to:

                              Mintmire & Associates
                              265 Sunrise Avenue, Suite 204
                              Palm Beach, FL 33480
                              Tel: (561) 832-5696
                              Fax: (561) 659-5371

Transitional Small Business Disclosure Format (check one):  Yes      No X
                                                               ---     ---



PART I.           FINANCIAL INFORMATION

Item 1.           Financial Statements

         Balance sheet ......................................................F-1

         Statements of operations ...........................................F-2

         Statements of cash flows ...........................................F-3

         Notes to financial statements ......................................F-4

                       KIK TECHNOLOGY INTERNATIONAL, INC.
                         (Formerly Russian Imports.com)
                                  Balance Sheet

                               September 30, 2001
                                   (Unaudited)

               Assets
Current assets:
         Cash and cash equivalents                                              $   230,465
         Accounts receivable                                                        548,948
         Inventories                                                                380,624
         Prepaid expenses and deposits                                               26,294
                                                                                -----------
Total current assets                                                              1,186,331

Property and equipment                                                              128,973
                                                                                -----------
Total assets                                                                    $ 1,315,304
                                                                                ===========
               Liabilities and Shareholders' Equity

Current liabilities:
         Bank loan                                                              $   107,981
         Accounts payable                                                           500,281
         Accrued expenses and other                                                  27,732
                                                                                -----------
Total liabilities (all current)                                                     635,994
                                                                                -----------


Shareholders' equity:
Common stock, $0.001 par value,
100,000,000 shares authorized;
  22,700,000 shares issued and outstanding                                           22,700
Additional paid-in capital                                                        4,959,209
Accumulated deficit                                                              (4,302,599)
                                                                                -----------
Total shareholders' deficiency                                                      679,310
                                                                                -----------
Total liabilities and shareholders' deficiency                                  $ 1,315,304
                                                                                ===========




                 See accompanying notes to financial statements.

                       KIK TECHNOLOGY INTERNATIONAL, INC.
                         (Formerly Russian Imports.com)

                             Statement of Operations




                                                        Three months ended                        Nine months ended
                                                          September 30,                             September 30,
                                              --------------------------------------    -----------------------------------
                                                     2001                   2000               2001              2000
                                              -----------------    -----------------    ----------------   ----------------
                                                  (Unaudited)           (Unaudited)        (Unaudited)       (Unaudited)
Sales                                         $      662,187       $      608,454       $    1,929,011     $     3,099,384
                                              -----------------    -----------------    ----------------   ----------------

Expenses:
         Cost of sales                               586,088              507,570            1,600,177           2,459,308
         General and administrative                   92,004               65,322              255,051             184,305
         Consulting fees                              37,910               38,499              110,890             105,620
         Depreciation and amortization                10,272               16,105               31,693              49,182
         Professional fees                             2,343                  461                7,461               3,174
                                              -----------------    -----------------    ----------------   ----------------

                                                     728,617              627,957            2,005,272           2,801,589
                                              -----------------    -----------------    ----------------   ----------------

Earnings (loss) before other item                   (66,430)             (19,503)             (76,261)             297,795

Other item:
         Sundry                                                               778                3,064               1,725
                                              -----------------    -----------------    ----------------   ----------------

Net earnings (loss)                           $     (66,430)       $     (18,725)       $    (73,197)`     $       299,520
                                              =================    =================    ================   ================


Net earnings (loss) per common
share - basic and diluted                     $      (0.003)       $      (0.001)       $      (0.003)     $          0.01
                                              =================    =================    ================   ================

Weighted-average common shares
outstanding - basic and diluted                   22,700,000           22,700,000           22,700,000          22,700,000
                                              =================    =================    ================   ================


                 See accompanying notes to financial statements.

                       KIK TECHNOLOGY INTERNATIONAL, INC.
                         (Formerly Russian Imports.com)

                             Statement of Cash Flows



                                                                                Nine months ended
                                                                                  September 30,
                                                                           ------------------------------
                                                                               2001              2000
                                                                           --------------  --------------
                                                                            (Unaudited)       (Unaudited)
Cash flows from (used in) operating activities:
         Net earnings (loss)                                               $      (73,197) $      299,520
         Adjustments to reconcile net earnings (loss) to
net cash from (used in) operating activities:
                  Depreciation and amortization                                    31,693          49,182
                  (Increase) in accounts receivable                              (163,337)        (20,445)
                  (Increase) in inventories                                        (9,947)       (230,165)
                  (Increase) decrease in prepaid expenses and deposits             11,649          (9,931)
                  Increase (decrease) in accounts payable                         171,002         (30,813)
                  Decrease in accrued expenses and other                          (13,024)        (29,366)
                                                                           --------------  --------------

                                                                                  (45,161)         27,982
                                                                           --------------  --------------

Cash flows used in investing activities:
         Purchases of capital assets                                              (23,139)        (45,265)
                                                                           --------------  --------------

Cash flows from financing activities:
         Increase in bank loan                                                     57,981
         Advances from (repayments to) related party                                 (547)        206,081
                                                                           --------------  --------------

                                                                                   57,434         206,081
                                                                           --------------  --------------

Increase (decrease) in cash                                                       (10,866)        188,798

Cash and cash equivalents,
         beginning of period                                                      241,331           3,229
                                                                           --------------  --------------

Cash and cash equivalents,
         end of period                                                     $      230,465  $      192,027
                                                                           ==============  ==============



                 See accompanying notes to financial statements.

                       KIK TECHNOLOGY INTERNATIONAL, INC.
                         (Formerly Russian Imports.com)

Notes to Financial Statements

Note 1 - Background, Reverse Acquisition, Basis of Presentation, Going Concern and Management's Plans

         Background:

     KIK Technology International, Inc. (formerly Russian Imports.com) manufactures and markets directly and through distributors urethane products, primarily puncture-proof microcellular polyurethane tires designed for a wide variety of consumer products and off-highway applications.

         Reverse acquisition:

     On September 4, 2001, KIK Technology International, Inc. (formerly Russian Imports.com) ("the Company") merged with KIK Technology, Inc.("KIK"), with the Company as the surviving corporation. The principal shareholder of KIK sold to the Company all of their shares, representing all of the issued and outstanding shares of KIK, in exchange for 16,700,000 newly issued common shares of stock of the Company.

     As of the date of the merger, the Company was a "shell company" as the Company had no assets or liabilities, had generated no revenues since inception and had incurred total expenses of $940,012 since its inception on February 1, 2000.

     The transaction is accounted for as a reverse acquisition of the Company by KIK, since the shareholder of KIK owns approximately 73.6% of the post acquisition common shares of the combined entity immediately after the completion of the transaction. Under reverse acquisition accounting, KIK has been identified as the acquiror for accounting purposes, the combined entity is considered to be a continuation of KIK with the Company combined from the date of completion of the transaction, and the pre-transaction financial position, results of operations and cash flows of the combined entity are those of KIK. The equity of KIK is presented as the equity of the combined entity, however, the capital stock account of KIK is adjusted to reflect the par value of the outstanding capital stock of the Company after giving effect to the number of shares issued in the reverse acquisition. For periods prior to the reverse acquisition, the equity of the combined entity is the historical equity of KIK prior to the reverse acquisition retroactively restated to reflect the number of shares received in the reverse acquisition.

         Basis of presentation:

     These unaudited financial statements were prepared in accordance with instructions for Form 10- QSB and therefore, do not include all disclosures necessary for a complete presentation of the statements of financial condition, operations and cash flows in accordance with generally accepted accounting principles. However, in the opinion of management, all adjustments (which include normal recurring adjustments) for a fair presentation of the financial statements have been included. Results for interim periods are not necessarily indicative of results expected for the year.

                       KIK TECHNOLOGY INTERNATIONAL, INC.
                         (Formerly Russian Imports.com)

Notes to Financial Statements


Note 1 - Background, Reverse Acquisition, Basis of Presentation, Going Concern and Management's Plans (continued)

         Basis of presentation: (continued)

     The unaudited financial statements of the Company, containing the balance sheet as of September 30, 2001, and the statement of operations for the three and nine months ended September 30, 2001 and 2000 and statement of cash flows for the nine months ended September 30, 2001 and 2000, have been prepared by the Company without audit using KIK's unaudited balance sheet as of October 31, 2001 and statement of operations and cash flows for the nine months ended October 31, 2001 and 2000, as this represents a comparable reporting period for the Company. The operations of KIK for the nine months ending October 31, 2001 and 2000 are considered by management to be not materially different than if reported over the nine months ended September 30, 2001 and 2000.

     These financial statements should be read in conjunction with the financial statements and related notes of the Company, which are included in the Company's Annual Report on form 10-KSB.

         Going concern and management's plans:

     The Company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has incurred substantial costs in the development of polyurethane tire products and has incurred an accumulated deficit in the amount of $4,302,599 through September 30, 2001. Operations have now achieved a level of commercial sales. In order to fund operations, the Company has raised capital from private placements, incurred loans from various lenders including officers and directors and has postponed the due date of the obligations due to them. Management is continuing its efforts to seek additional equity capital.

     These factors raise doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company by unable to continue as a going concern. The Company has developed plans to address the Company's current cash flow concerns as discussed below.

     Management's plans with regard to these conditions include the possibility of raising working capital and other funds through exploring opportunities for other debt or equity financing (including private offerings or additional related party advances). The Company's ability to continue as a going concern is dependent on its ability to successfully obtain the funds necessary to sustain operations. However, the successful completion of these plans cannot presently be assured.

                       KIK TECHNOLOGY INTERNATIONAL, INC.
                         (Formerly Russian Imports.com)

Notes to Financial Statements



Note 2 - Significant Accounting Policies

         Use of estimates:

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting periods. Management makes these estimates using the best information available at the time the estimates are made; however, actual results could differ materially from those estimated.

         Earnings (loss) per common share:

     Basic earnings (loss) per common share is calculated by dividing net earnings (loss) by the weighted- average number of common shares outstanding during the year. Diluted earnings (loss) per common share is calculated by adjusting outstanding shares, assuming conversion of all potentially convertible equity instruments.

     Weighted-average common shares outstanding are assumed to be 22,700,000 (the number of shares outstanding after the reverse acquisition transaction) for all periods presented.

         Risk considerations:

     The Company is subject to risks and uncertainties common to technology-based companies, including rapid technological change, dependence on principal products and third party technology, new product introductions and other activities of competitors and dependence on key personnel.


Note 3 - Segmented Information

     The Company adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information in 1998. This statement establishes standards for the reporting and disclosure of information about operating segments in annual and interim financial statements. Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker(s) in deciding how to allocate resources and in assessing performance. SAS No. 131 also requires disclosures about products and services, geographic areas and major customers.

     During the nine months ended September 30, 2001 and 2000 (unaudited), the Company's operations consisted of a tire manufacturing facility in the United States. One distributor, who is also a major supplier, accounts for approximately $1,254,000 (65%) of sales; 2000 - $2,541,000 (82%). Domestic sales in the United States were approximately $1,736,000 (90%) and to foreign customers $193,000 (10%); 2000 - $2,882,000 (93%) and $217,000 (7%)
respectively.

                       KIK TECHNOLOGY INTERNATIONAL, INC.
                         (Formerly Russian Imports.com)

Notes to Financial Statements


Note 3 - Segmented Information (continued)

     Management has determined that the Company operates in one dominant, operating segment that manufactures polyurethane tires for distribution in the United States and internationally. Substantially all of the Company's assets and employees are located in the United States.

Item 2. Management's Discussion and Analysis or Plan of Operations

Forward - Looking Statements

This quarterly report on Form 10-QSB includes forward-looking statements. All statements, other than statements of historical fact made in this Quarterly Report on Form 10-QSB are forward-looking. In particular, the statements herein regarding industry prospects and future results of operation or financial position are forward-looking statements. Forward-looking statements reflect management's current expectations based on assumptions believed to be reasonable and are inherently uncertain as they are subject to various known and unknown risks, uncertainties and contingencies, many of which are beyond the control of KIK Technology International, Inc. (Formerly Russian Imports.com) ("KIK"). The Company's actual results may differ significantly from management's expectations.

In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should," "expects," "plans," "intends," "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or the negative of such terms or other comparable terminology.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, events, levels of activity, performance, or achievements. We do not assume responsibility for the accuracy and completeness of the forward-looking statements. We do not intend to update any of the forward-looking statements after the date of this quarterly report to conform them to actual results.

The following discussion and analysis should be read in conjunction with the Company's financial statements and related footnotes, the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000, and the 8K filed September 19, 2001.

The discussion of results, causes and trends should not be construed to imply that such results, causes or trends will necessarily continue in the future.

Overview

KIK Technology International, Inc. (Formerly Russian Imports.com) the "Company"), was organized in February 2000 under the laws of the State of California, having the stated purpose of engaging in any lawful act or activity for which corporations may be organized. The Company was a "shell company" as the Company had no assets or liabilities, had generated no revenues since inception and had incurred total expenses of $940,012 since its inception on February 1, 2000.

On September 4, 2001, KIK Technology International, Inc. (formerly Russian Imports.com) ("the Company") merged with KIK Technology, Inc.("KIK"), with the Company as the surviving corporation. The acquisition was consummated by the execution of a Share Exchange Agreement dated June 25, 2001. Pursuant to the Agreement, the Holders tendered to the Company all of the issued and outstanding shares of common stock of KIK in exchange for 16,700,000 shares of common stock of the Company. As a result of the foregoing transaction, there was a change in control of the Company. The previous shareholders of KIK now control the Company and hold approximately 73.6% of the outstanding shares of common stock of the Company. The Company filed a Certificate of Amendment to change the name of the Company to KIK Technology International, Inc.

At the time of the acquisition of KIK, Mr. A. Rene Dervaes, Jr. resigned as an officer of the Company and were replaced by Mr. William Knooihuizen as President; Mr. Kuldip Baid as Chief Financial Officer; and Mr. Donald Dean as secretary. The resigning officer had no disagreements with the Company and has resigned as a normal course of change of control. Mr. A. Rene Dervaes, Jr. remains as a director of the Company. The Company's directors are Messrs. William Knooihuizen, Donald Dean, Kuldip Baid, Rene Dervaes.

The Company operates from its head office located at 590 Airport Road, Oceanside, CA 92504. The Company is traded on the over the counter bulletin board (OTCBB) using the trading symbol KKTI.

The Company manufactures and markets directly and through distributors urethane products, primarily puncture-proof microcellular polyurethane ("MCP") tires designed for a wide variety of consumer products and off-highway applications. Principal industries served are healthcare (e.g., wheelchairs, power scooters); industrial (e.g., hand dollies, roofing and materials handling equipment); lawn and garden (e.g., wheelbarrows, mowers); and sports equipment such as bicycles and golf carts.

The Company's tires are manufactured by blending hydrocarbon based isocyanate intermediates with glycol based polyols and other secondary chemicals such as foaming agents, and casting the tire product using a unique rotary moulding process. The resulting tire is a compound which is a light, tough polymer having the riding characteristics of a pneumatic tire but which cannot go flat or loses pressure.

Polyurethane tires are ozone corrosion resistant; non-marking of floors; and available in a broad range of colours.

MCP tires are environmentally friendly in that they contain no oil, are made of inert (non-toxic) materials, and have several times the useful life of rubber tires. This results in fewer tires in circulation, and therefore less rubber tires in use which contains a high percentage of oil and is difficult to dispose of.

In the last few years, the Company has developed a market for entire wheel "assemblies" as tires, significantly increasing the size of potential markets which now includes retail outlets and small equipment manufacturers only interested in purchasing "wheels".

The Company carries is constantly doing research and development on new products resulting in new products like the low profile "yellow" wheelbarrow tires.

Results of operations for Quarter ended September 30, 2001 compared to Quarter ended September 30, 2000.

Revenues

Total revenues decreased by 38% to $1,929,000 for the nine months ended September 30, 2001, compared to $3,099,000 for the nine months ended September 30, 2000. This resulted from a dramatic downturn in the economy and the absence of the large initial wheelbarrow tire order last period. New orders are being received as restocking plans for this business segment are implemented.

Business outlook is now generally negative and the lowering of interest rates has not had the desired impact. It is expected that the economy will not start recovering till the second half of 2002. Despite the negative environment, KIK is holding its own with sales to traditional customers, and is meeting some success in developing new customers in the medical field.

KIK's new distinctive low profile yellow wheelbarrow tires have now been added to the Company's products on the shelves of major hardware chain stores. Distribution agreements are in pplace with such firms as Sears Home Centers, Lowes and Walmart, in addition to Home Depot.

Net Income

The Company had a net loss of $73,000 for the nine months ended September 30, 2001 compared to net income of $300,000 for the nine months ended September 30, 2000. This is attributable to the drop in sales.

Cost of Sales

Labor costs for the nine months ended September 30, 2001 were 17% of revenue compared to 12% of revenue for the prior period. This is due to the fact that a certain portion of the labor cost is fixed and does not vary with revenue.

Raw material costs for the nine months ended September 30, 2001 were 58% of revenue compared to 62% of revenue for the prior period. This resulted from improved feedstock chemical inventory control procedures and purchasing efficiencies.

General and Administrative

General and administrative expenses for the nine months increased to $255,000 from $184,000. This reflects the Company's newly implemented advertising initiatives and additional staff hired to facilitate the Company's push to generate new business, and provide better customer and sales services.

Amortization and Depreciation

Amortization and depreciation decreased to $32,000 from $49,000 for the prior period.

Liquidity and Capital Resources

The Company had cash and cash equivalents of $230,465 at September 30, 2001. The Company's liquidity and capital resources were adequate during the period to fund all capital and operating expense requirements. The Company is seeking bridge and longer term equity financing to fund new product development and working capital requirements. The Company's ability to continue as a going concern is dependent on its ability to successfully obtain the funds necessary to sustain operations. The Company's success in obtaining additional financing cannot presently be assured. For additional commentary see - Notes to Financial Statements - Note 1 "Going concern and management's plans."

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         None.

Item 2. Changes in Securities and Use of Proceeds

On September 4, 2001, KIK Technology International, Inc. (formerly Russian Imports.com) ("the Company") merged with KIK Technology, Inc.("KIK"), with the Company as the surviving corporation. The acquisition was consummated by the execution of a Share Exchange Agreement dated June 25, 2001. Pursuant to the Agreement, the Holders tendered to the Company all of the issued and outstanding shares of common stock of KIK in exchange for 16,700,000 shares of common stock of the Company. As a result of the foregoing transaction, there was a change in control of the Company. The previous shareholders of KIK now control the Company and hold approximately 73.6% of the outstanding shares of common stock of the Company.

On October 17, 2001, in connection with the acquisition of KIK, the Company canceled 5,000,000 shares of common stock of the Company.

On October 30, 2001, in connection with the acquisition of KIK, the Company canceled 236,500 shares of common stock of the Company and reissued 63,500 shares of common stock of the Company.

The securities were issued pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended, under Section 4(2).


Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

GENERAL

The Company manufactures and markets an extensive and high quality line of off-highway Microcellular Polyurethane ("MCP") tires for the healthcare, light industrial, lawn and garden and recreational industries.

KIK Technology Inc., a California company, is a wholly-owned subsidiary of the Company, and operates from its manufacturing plant and marketing offices located at Oceanside, CA.

The current KIK production processes, formulations, manufacturing equipment, and line of some 250 products are the result of over ten years of research and development, funded by over C$9 million of invested capital, and protected by trade secrets and patents.

A R&D company in its formative years, KIK developed new and tougher varieties of urethane formulations; tooled new products; and added extensive new production capacity. The Company introduced broadly-based marketing programs a few years ago resulting in 1999 revenues of C$4.3 million and $5.5 million in 2000. Revenues are generated through direct sales to the medical market segment (primarily wheelchair tires) and through an extensive network of third party marketing distributors. KIK now intends to implement ambitious marketing strategies, directly and through carefully selected new strategic partners. The manufacturing infrastructure sufficient to meet projected demand through the first two years is in place.

Polyurethane tires are manufactured by blending hydrocarbon-based quality isocyanate intermediates with glycol- based polyols and other chemicals. The resulting compound makes a light, tough tire which the Company believes will set an evolutionary trend in the tire industry.

KIK tires are environmentally friendly, puncture and leak proof and maintenance free. They ride like a pneumatic tire but last much longer life due to their tough polymer construction.

THE MARKETS

The Company has grouped the worldwide market for off-highway tires into four major market segments, each possessing identifiable business characteristics requiring separate sales strategies.

HEALTHCARE: The Company's immediate focus is penetration of the existing wheelchair and power scooter pneumatic tire business, with emphasis at the OEM level. This has been the "prototype" industry around which the Company has developed and perfected its MCP tire technology. Through trade shows, trade magazine advertising, distributors and direct sales contacts, an excellent base has been established to facilitate future growth in this sector.

INDUSTRIAL: KIK markets light, off-highway industrial and utility tires through its strategic alliance with ARNCO, A Los Angeles based producer of pneumatic tire sealants and foam-fill compounds. ARNCO, the world leader in their field, has a North American distribution network in place providing an immediate and natural sales outlet for KIK products. KIK private-labels tires for ARNCO under the "Carefree Tire" registered trademark, and for selected high volume customers.

RECREATIONAL: Although the Company has products for recreational devices such as golf carts and skate boards, this market is dominated by bicycles. KIK will likely manufacture bicycle tires outside of North America initially, through selected strategic (joint venture) partners in countries such as China active in export markets, and where users are reliant on the bicycle as basic transportation. There are an estimated 500 million bicycles in China. 90 million more are manufactured each year, with 40 million remaining in China, and the balance exported.

LAWN & GARDEN: KIK will attack the international lawn and garden OEM market directly and through established distributors. Most of Carefree Tire's North American downstream tire distribution network services this industry parallel to the industrial market. Initial results indicate that users embrace this new technology enthusiastically for such applications as wheelbarrows, powered lawn mowers, snow blowers, and farm carts, etc. ARNCO believes their Carefree Tire distributors can reach most of the 30,000 retail tire dealers in North America. OEMs are also being aggressively pursued in the United States, Canada and Europe.


MANAGEMENT

The names and positions of the directors and executive officers of the Company are as follows:

Name

Donald P. Dean, P. Eng. Donald P. Dean serves as Secretary, Chairman of the Board and Director of KIK Tire Technologies Inc. He has been with the Company since 1987. From 1984 to 1987, he served as President of Jade

Marble Crafts Ltd., a manufacturer of polyester resin-based plastic products and Twin Top Industries Ltd. Twin Top was a manufacturer of polyurethane foam insulated fiberglass well-head shelters and buildings. During the 1960's Mr. Dean worked as an engineer, distribution supervisor and plant manager of the Toronto Marketing and Chemical Distribution Terminal for Shell Canada Limited. Subsequently, he was President of a subsidiary of Trimac Limited providing worldwide transportation and logistics planning, and management consulting services to government and industry. Mr. Dean is a registered professional engineer. He received a B.Sc. in civil engineering from the University of Saskatchewan in 1960.

William M. Knooihuizen, PE., William M. Knooihuizen serves as President and Director. He has been an Officer with the Company since 1987.. He joined KIK Technology Inc. as plant manager in May, 1993, and was appointed President and CEO of that company in 1996. He has over 25 years experience in urethane processing technology, where he has held the positions of V.P./General Manager for Dam Industries, Inc., United Foam Corporation and Evanite Permaglass. He received a degree in Chemical Engineering from Penn State University in 1966.

Kuldip C. Baid, CA., Kuldip C. Baid has served as Chief Financial Officer and Director since September 1987. Mr. Baid is a chartered accountant who from 1981 to 1986 was Manager of Tax with Turbo Resources Ltd. Previous work experience includes public accounting practice with Deloitte & Touche; employment as a financial analyst for Oxford Development Group Ltd.; and Manager of Accounting for Carma Developers Ltd.. Mr. Baid received a B. Commerce degree from the University of Alberta in 1976 and completed his certification as a Chartered Accountant in 1979.

A. Rene Dervaes, Jr., Mr. Dervaes has served as an Officer and Director since January 2001. He was the co- founder and then Chairman of the A.R. Dervaes Company, Inc. from 1961 to 1982, a 125 employee manufacturer and supplier of equipment to heavy industry. From 1982 to 1985 he was the President of Khonbu Industries, a designer and nationwide distributor of exclusive consumer products. From 1978 to 1986 he was the Chairman and CEO of Eagle Rock Corporation. From 1986 to 1990 he was the Chairman and CEO of Vantage Industries, an international marketing firm. From 1991 to the present he has served as the Chairman and CEO of Secured Retirement International, Inc., specializing in the design and marketing of proprietary U.S. Treasury and municipal bond mutual funds. Mr. Dervaes also co-invented a unique finance product that pays increasing distributions through a patented method for pooling and distributing bond income.


Item  6. Exhibits and Reports on Form 8-K.

     The  following  exhibits  are filed as part of this  Annual  Report on Form
10-Q.


(b) The following Current Reports on Form 8-K were filed by the Company during the last quarter of the period covered by this report:

The Company filed a report on Form 8-K, on September 19, 2001, disclosing the acquisition of KIK Technology, Inc. by the Company and the resulting change in control of the Company.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 19th day of November, 2001.


                                      KIK TECHNOLOGY INTERNATIONAL, INC.


Date:  November 19, 2001

                                      By:  /s/ William Knooihuizen
                                      William Knooihuizen, President