Form 10KSB
period 2002-01-31
KIK TECHNOLOGY INTERNATIONAL INC
filed 2002-05-16
CIK 1109662

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-KSB

            ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934



For the fiscal year ended January 31, 2002


                       KIK TECHNOLOGY INTERNATIONAL, INC.
                 ---------------------------------------------
             (Exact name of registrant as specified in its charter)



               California              000-1109664               91-2021602
--------------------------------   -------------------      --------------------
(State or other jurisdiction          (Commission              (IRS Employer
 of incorporation)                    file number)         Identification No.)


590 Airport Road
Oceanside, CA                                                    92054
---------------------------------------                    ---------------------
(Address of principal executive offices)                      (Zip Code)



Registrant's telephone number: (760) 967-2777

Securities registered under Section 12(b) of the Exchange Act:


   Title of each class                                   Name of each exchange
                                                          on which registered
           None
-------------------------                               ------------------------


Securities registered under Section 12(g) of theExchange Act:

                         Common Stock, $0.001 par value
                                (Title of class)

Copy of Communications to:

                              Mintmire & Associates
                              Donald F. Mintmire, Esq.
                              265 Sunrise Avenue, Suite 204
                              Palm Beach, FL 33480

Check  whether  the  registrant  (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        Yes X   No
           ---    ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained , to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. (X)

The registrant's revenues for the year ended January 31, 2002 were $2,567,412.

The aggregate market value of the voting common equity held by non-affiliates as of May 2, 2002 was $1,267,000 based upon 23,985,000 shares outstanding of which 6,335,000 was held by non-affiliates and a share price of $0.20. No non-voting common equity is outstanding.

PART 1........................................................................4

   Item 1. Description of Business............................................4

   Item 2. Description of Property............................................8

   Item 3. Legal Proceedings..................................................8

   Item 4. Submission of Matters to a Vote of Security Holders................8

Part II.......................................................................8

   Item 5. Market for Common Equity and Related Stockholder Matters...........8

   Item 6. Management's Discussion and Analysis of Financial
           Condition and Results of Operations................................8

   Item 7. Financial Statements..............................................13

   Item 8. Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure...............................29

   Item 9. Directors, Executive Officers, Promoters and Control
           Persons; Compliance with Section 16(a) of the Exchange Act........29

   Item 10. Executive Compensation...........................................31

   Item 11. Security Ownership of Certain Beneficial Owners and Management...32

   Item 12. Certain Relationships and Related Transactions...................32

   Item 13. Exhibits and Reports on Form 8-K.................................32

   SIGNATURES................................................................33

                                     PART 1


Item 1. Description of Business

Business Development

Certain statements contained in this annual filing, including, without limitation, statements containing the words "believes", "anticipates", "expects" and words of similar import, constitute forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expresses or implied by such forward-looking statements.

Such factors include, among others, the following: international, national and local general economic and Market conditions; demographic changes; the ability of the Company to sustain, manage or forecast its growth; the ability of the Company to successfully make and integrate acquisitions, raw material costs and availability, new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity, competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; and other factors referenced in this filing.

Given these uncertainties, readers of this Form 10-KSB and investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

On September 4, 2001, KIK Technology International, Inc. (formerly Russian Imports.Com) ("the Company") merged with KIK Technology, Inc. ("KIK"), with the Company as the surviving corporation. The principal shareholder of KIK sold to the Company all of its shares, representing all the issued and outstanding shares of KIK, in exchange for 16,700,000 newly issued common shares of stock of the Company.

As of the date of the merger, the Company was a "shell company" as the Company had no assets or liabilities, had generated no revenues since inception and had incurred total expenses of $940,012 since its inception on February 1, 2000.

The transaction has been accounted for as a reverse acquisition of the Company by KIK, since the shareholder of KIK owned approximately 73.6% of the post acquisition common shares of the consolidated entity immediately after the completion of the transaction. For accounting purposes, the acquisition was treated as an acquisition of the Company by KIK and as a recapitalization of KIK. The historical shareholders' equity of KIK, prior to the transaction, was retroactively restated for the equivalent number of shares exchanged in the transaction after giving effect to any difference in the par value of the Company and KIK's common stock, with an offset to additional paid-in capital.

The Company manufactures and markets an extensive and high quality line of off-highway micro-cellular polyurethane tires for the healthcare, light industrial, lawn and garden and recreational industries.
KIK Technology, Inc., a California company, is a wholly-owned subsidiary of the Company, and operates from its manufacturing plant and marketing offices located at Oceanside, CA.

The current KIK production processes, formulations, manufacturing equipment, and line of some 150 products are the result of over ten years of research and development, funded by over $5 million of invested capital, and protected by trade secrets and licensing agreements.

An R&D company in its formative years, KIK developed new and tougher varieties of urethane formulations; tooled new products; and added extensive new production capacity. The Company introduced broadly-based marketing programs a few years ago resulting in revenues of $2.6 million and $3.7 million respectively for the years ended January 31, 2002 and January 31, 2001. Revenues are generated through direct sales to the medical market segment (primarily wheelchair tires) and through an extensive network of third party marketing distributors. KIK now intends to implement ambitious marketing strategies, directly and through carefully selected new strategic partners. The manufacturing infrastructure sufficient to meet projected demand through the next few years is in place.

The Company relied upon Section 4(2) of the Securities Act of 1933, as amended (the "Act") and Rule 506 of Regulation D promulgated thereunder ("Rule 506") for recent issuances of its unregistered securities. In each instance, such reliance was based upon the fact that (i) the issuance of the shares did not involve a public offering, (ii) there were no more than thirty-five (35) investors (excluding "accredited investors"), (iii) each investor who was not an accredited investor either alone or with his purchaser representative(s) has such knowledge and experience in financial and business matters that he is capable of evaluating the merits and risks of the prospective investment, or the issuer reasonably believes immediately prior to making any sale that such purchaser comes within this description, (iv) the offers and sales were made in compliance with Rules 501 and 502, (v) the securities were subject to Rule 144 limitations on resale and (vi) each of the parties was a sophisticated purchaser and had full access to the information on the Company necessary to make an informed investment decision by virtue of the due diligence conducted by the purchaser or available to the purchaser prior to the transaction (the "506 Exemption").

On January 2, 2001, February 2, 2001 and March 2, 2001, the Company issued 600,000 shares of its common stock, (for a total 1,800,000 shares), pursuant to the S-8 Registration Statement previously registered with the SEC, to third party outside consultants for services in developing products for import, such services valued at $180,000.

During the second fiscal quarter, the Company issued 4,200,000 shares of its common stock, pursuant to the S-8 Registration Statement previously registered with the Securities and Exchange Commission, to four (4) third party outside consultants for services in developing products for import, such services valued at $420,000. The issuances were part of a plan conceived in January 2001 and implemented in this quarter.

In June 2001, the Company issued 600,000 shares of its common stock, pursuant to the S-8 Registration Statement previously registered with the SEC, to third party outside consultants for services in developing products for import, such services valued at $60,000.

On September 4, 2001, the Company merged with KIK, with the Company as the surviving corporation. The acquisition was consummated by the execution of a Share Exchange Agreement dated June 25, 2001. Pursuant to the Agreement, the Holders tendered to the Company all of the issued and outstanding shares of common stock of KIK in exchange for 16,700,000 shares of common stock of the Company. As a result of the foregoing transaction, there was a change in control of the Company. The previous shareholders of KIK now control the Company and hold approximately 69.6% of the outstanding shares of common stock of the Company.

On October 17, 2001, in connection with the acquisition of KIK, the Company canceled 6,775,000 shares of common stock of the Company.

On October 30, 2001, in connection with the acquisition of KIK, the Company canceled 236,500 shares of common stock of the Company and reissued 63,500 shares of common stock of the Company.

In October 2001, the Company issued 1,200,000 shares of the Company's restricted common stock valued at $0.07 per share to two (2) entities for services rendered to the Company.

In January 2002, the Company sold 85,000 shares of the Company's restricted common stock to a private investor for $8,500, or $0.10 per share.

Business Strategy

KIK is a manufacturer of micro-cellular polyurethane tires with the technology and equipment to take advantage of the growing market for flat-free tires. It has developed what it considers is an excellent reputation within the industry.

It is the objective of the Company to become a major force throughout the world as a MCP tire producer. The Company believes the tire industry is looking for an alternative to pneumatic tires and that the KIK tires provide a viable, "value added" alternative. The Company's initial focus is to determine the needs of existing and potential customers and supplying a superior product at competitive prices.

The  Company   will  also   continue  to  pursue  and   evaluate   new  business
diversification opportunities available to it using its technology.

Product

KIK manufactures polyurethane tires by blending hydrocarbon-based quality isocyanate intermediates with glycol-based polyols and other chemicals. The resulting compound makes a light but tough tire which the Company believes will set an evolutionary trend in the tire industry.

KIK tires are environmentally friendly, puncture and leak proof and maintenance free. They ride like a pneumatic tire but last much longer due to their tough polymer construction.

The  Company  also  manufactures   non-tire  urethane  products,   for  non-tire
customers.

The Company's Equipment and Production Line Capabilities

KIK owns all the equipment necessary to turn raw material to the finished product - tires and wheel assemblies.

The Company's technology and equipment enable it to produce a large variety of tires and other products. Although the Company is licensed for three variant features of MCP tire technologies, it has developed its own unique chemical formulations and manufacturing processes. The Company's production process requires the dispensing of catalyzed liquid chemicals into a spinning mold. This centrifugal casting of mixed, activated polyurethane base stock raw materials results in a tough molded polymer with smooth, solid outer skin and a lighter, uniformly dense porous foam core. KIK tires can be designed and molded to virtually any tread specification and are available in a variety of colors. The spin casting results in perfectly balanced tires. The Company has the equipment to produce, depending on the size of the tire, 1,500,000 to 2,000,000 tires annually.

The Company has a machine shop and maintains its own testing and quality assurance equipment and program. Completed tires must meet specific protocols such as weight and pressure. Whenever possible the Company purchases raw materials in bulk to produce significant savings in the manufacturing process.

The Company is constantly looking into developing new products and modifying existing products for its production lines, and is evaluating improvements to its technology designed to lower production costs and improve competitiveness in its markets.

Proprietary Technology

The Company operates under perpetual licensing agreements with patent holders that cover various aspects of tire and equipment designs, chemical formulations and manufacturing processes.

Marketing and Sales Distribution

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

INDUSTRIAL: KIK markets light, off-highway industrial and utility tires through its strategic alliance with ARNCO, A Los Angeles based producer of pneumatic tire sealants and foam-fill compounds. ARNCO, a world leader in their field, has a North American distribution network in place providing an immediate and natural sales outlet for KIK's "Carefree" branded products. KIK private-labels tires for ARNCO under the "Carefree Tire" registered trademark, and for selected high volume customers.

RECREATIONAL: Although the Company has products for recreational devices such as golf carts and skate boards, this market is dominated by bicycles. KIK will likely manufacture bicycle tires outside of North America through selected strategic (joint venture) partners in countries such as China active in export markets, and where users are reliant on the bicycle as basic transportation. There are an estimated 500 million bicycles in China. 90 million more are manufactured each year, with 40 million remaining in China, and the balance exported.

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

Advertising &Promotion

The Company is developing a variety of collateral materials to support sales efforts. These materials include informational and instructional video tapes , brochures, product catalogs with data sheets, flyers, sample presentations etc. The Company also advertises and markets its products on its website - www.kiktire.com.

Competition

Currently the Company knows of three tire manufacturers that utilize a manufacturing process similar to its own (Green Tire, U.K., Alshin Tire, U.S.A., Amerityre Corporation, U.S.A.). The Company has also heard of a manufacturer in India and one in China. To the best of the Company's knowledge, only a limited number of their tires have been marketed in the United States. The Company's main competition comes from firms that manufacture and market tires and tubes made from rubber. Several of these competitors are large well-established companies with considerably greater financial, marketing, sales and technical resources than those available to the Company. Additionally, many of the Company's present and potential competitors have capabilities that may allow such competitors to offer its products at prices which may compete with the Company's products. The Company's products could be made uneconomical by the introduction of new products or marketing or pricing actions by one or more of the Company's competitors.

However, the Company believes that once the superior characteristics of the MCP tires have been properly communicated to the consumers, an increasingly large percentage of consumers will switch to the Company's tires.

Sources and Availability of Raw Materials

The materials needed to produce the Company's products are widely available from numerous third parties. No shortage of materials is expected in the foreseeable future.

Research and Development

The Company constantly seeks to improve its MCP technology and develop new products. However, the Company does not anticipate that it will be required to commit any substantial funds for existing development projects or for new research and development.

Regulation and Environmental Compliance

The Company is subject to general local, state and federal regulations governing environmental concerns. Management believes the Company has always been and continues to be in compliance with all such laws.

Employees

At January 31, 2002, the Company had 23 full-time employees. None of these employees are represented by a labor union. The Company considers its relations with its employees to be excellent. The Company may employ additional personnel, as necessary, to accommodate future expansion.

Item 2. Description of Property

The Company maintains its executive offices at 590 Airport Road, Oceanside, Ca. 92054. Its telephone number is (760) 967-2777.

The Company leases 13,480 square feet of space at a rate of $7,842 per month plus applicable taxes. This equates to a rate per square foot of $6.98 per year. The Company's existing lease expires on May 31, 2002. The Company is presently negotiating with the landlord to extend the lease. This space is used as the Company's production facility and corporate headquarters.

Item  3. Legal Proceedings

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse impact either individually or in the aggregate on consolidated results of operations, financial position or cash flows of the Company.

Item 4. Submission of Matters to a Vote of Security Holders

None

                                     Part II

Item 5. Market for Common Equity and Related Stockholder Matters

a) Market Information

The common stock of the Company currently is quoted on the Over the Counter Bulletin Board under the symbol "KKTI" and has been since September 24, 2001. The ask/high and bid/low information for each calendar quarter since September 24, 2001 are as follows;

                           Ask/High         Bid/Low
                           --------         -------
06/01/01-09/30/01:           0.21             0.08
10/01/01-12/31/01:           0.30             0.08
1/1/02-03/31/02:             0.33             0.14

Please note that over-the-counter quotations have been provided herein. The quotations reflect inter-dealer prices, without retail markup, mark-down or commission and may not represent actual transactions.

b) Holders

The number of record holders of our common stock as of May 2, 2002 was 48 according to our transfer agent. This figure excludes an indeterminate number of shareholders whose shares are held in "street" or "nominee" name.

c) Dividends

The Company has never paid or declared any dividends on its common stock and does not anticipate paying cash dividends in the foreseeable future.

d)  Recent sale o unregistered securities

On January 2, 2001, February 2, 2001 and March 2, 2001, the Company issued 600,000 shares of its common stock, (for a total 1,800,000 shares), pursuant to the S-8 Registration Statement previously registered with the SEC, to third party outside consultants for services in developing products for import, such services valued at $180,000.

During the second fiscal quarter, the Company issued 4,200,000 shares of its common stock, pursuant to the S-8 Registration Statement previously registered with the Securities and Exchange Commission, to four (4) third party outside consultants for services in developing products for import, such services valued at $420,000. The issuances were part of a plan conceived in January 2001 and implemented in this quarter.

In June 2001, the Company issued 600,000 shares of its common stock, pursuant to the S-8 Registration Statement previously registered with the SEC, to third party outside consultants for services in developing products for import, such services valued at $60,000.

On September 4, 2001, the Company merged with KIK, with the Company as the surviving corporation. The acquisition was consummated by the execution of a Share Exchange Agreement dated June 25, 2001. Pursuant to the Agreement, the Holders tendered to the Company all of the issued and outstanding shares of common stock of KIK in exchange for 16,700,000 shares of common stock of the Company. As a result of the foregoing transaction, there was a change in control of the Company. The previous shareholders of KIK now control the Company and hold approximately 69.6% of the outstanding shares of common stock of the Company.

On October 17, 2001, in connection with the acquisition of KIK, the Company canceled 6,775,000 shares of common stock of the Company.

On October 30, 2001, in connection with the acquisition of KIK, the Company canceled 236,500 shares of common stock of the Company and reissued 63,500 shares of common stock of the Company.

In October 2001, the Company issued 1,200,000 shares of the Company's restricted common stock valued at $0.07 per share to two (2) entities for services rendered to the Company.

In January 2002, the Company sold 85,000 shares of the Company's restricted common stock to a private investor for $8,500, or $0.10 per share.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward - Looking Statements

This annual report on Form 10-KSB includes forward-looking statements. All statements, other than statements of historical fact made in this Annual Report on Form 10-KSB are forward-looking. In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward-looking statements. Forward-looking statements reflect management's current expectations based on assumptions believed to be reasonable and are inherently uncertain as they are subject to various known and unknown risks, uncertainties and contingencies, many of which are beyond the control of KIK Technology International, Inc. The Company's actual results may differ significantly from management's expectations.

Overview

During 2002, the Company achieved revenues of $ 2,567,412 compared to $3,715,483 in 2001. These revenues were derived primarily from the sale of tire products. Net loss for the year ended January 31, 2002 was $178,944, compared to net income of $35,406 for the year ended January 31, 2001. The net loss in 2002 included an extraordinary gain of $202,733 resulting from the extinguishment of trade accounts payable that related to prior business operations. The net loss per share of common stock in 2002 was $0.01, and the net income per share in 2001 was less than $0.01.

At year-end 2002, the Company had total current assets of $946,332, a related party note receivable of $53,400, deferred financing costs of $20,020 and property and equipment of $135,057. The Company's shareholders' equity at year-end 2002 was $569,909.

Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes.

The following table sets forth certain operating data for KIK Technology International, Inc. and subsidiary for the periods indicated below.

                                                   Year ended January 31,
                                                 2002                 2001
                                                 ----                 ----
Net sales                                      $ 2,567,412        $3,715,483

Cost of sales                                    2,245,370         3,159,029
General and administrative expenses                711,825           528,403
Income (loss) before extraordinary item           (381,677)           35,406

Extraordinary item                                 202,733                 -
Net income (loss)                                 (178,944)           35,406

Year ended January 31, 2002 compared to year ended January 31, 2001

The Company posted net sales of approximately $2,567,000 during the year ended January 31, 2002 compared to approximately $3,715,000 for the year ended January 31, 2001. This decrease was primarily due to the loss in 2002 of a large customer contract for wheelbarrow tires and wheel assemblies. In 2001, sales for this particular product were approximately $1 million. In addition, there was also a decrease in sales during 2002 as a result of other customers cutting back on their parts inventories to combat recessionary pressures.

The Company's cost of sales decreased by approximately $914,000 to $2,245,370 for the year ended January 31, 2002. This decrease relates to the decrease in sales. As a percentage of sales, cost of sales remained relatively consistent at approximately 87% in 2002 compared to 85% in 2001. Raw material costs in 2002 were 57 % of sales compared to 60% of sales in 2001. This decrease was a result of production efficiencies and reductions in product rejects from quality control procedures. Plant labor costs were reduced by approximately $86,000 compared to the previous period due to holding all manufacturing to a single shift per day, and by reducing overtime levels. Shipping costs were lower than the previous year due to the fact that a higher percentage of customers paid for their own freight.

General and administrative expenses during the year ended January 31, 2002 were approximately $712,000 compared to approximately $528,000 for the year ended January 31, 2001. Three primary factors contributed to the $184,000 increase. The Company incurred approximately $93,000 in consulting expense during 2002. These services were primarily related to assistance required by the Company as a result of its new status as a public company. Professional fees incurred during 2002 included approximately $48,000 in legal expenses and accounting fees associated with the reverse acquisition that occurred in September 2001. Advertising expenses increased by approximately $35,000 during 2002 due to the Company contracting with a graphic arts specialist to modernize the Company's brochures, product data sheets, and advertising materials.

The Company experienced a loss before extraordinary item of approximately $382,000 during the year ended January 31, 2002, compared to income of approximately $35,000 for the previous year. The aforementioned drop in sales due to the economic slowdown negatively impacted earnings. Additional factors included one-time expenses associated with the reverse acquisition transaction finalized in 2002.

The extraordinary gain of approximately $203,000 recognized in the fourth quarter of the year ended January 31, 2002 resulted from the extinguishment of trade accounts payable for which the Company's legal counsel has determined the statute of limitations has passed, thereby barring collection by the creditors.

The Company's results of operations have and continue to fluctuate depending on, amongst other things, the mix of products sold; success of the Company's distributors in penetrating new markets; the timing and availability of products developed by the Company and/or requested by its customers; and general economic and political conditions.

Liquidity and Capital Resources

The Company had cash and cash equivalents of $15,679 at January 31, 2002. Business liquidity and capital resources were adequate during the year to fund all capital and operating expense requirements. Operations were primarily funded from internally generated funds, line of credit borrowings, and capital raised via a private placement of securities.

For the years ended January 31, 2002 and 2001, net cash used in operating activities was $157,401 and $45,861, respectively. Net cash used in operating activities consists of cost of sales and general and administrative expenses. The increase in net cash used in operating activities was mainly attributable to higher general and administrative expenses resulting from the reverse acquisition.

Cash used in investing activities of $75,732 in 2002 was mainly due to acquisition of equipment of $22,332 and advances to the Company's President of $53,400. The Company has a note agreement with the President. Under the terms of the note agreement, interest accrues at 4% per year with principal and interest due on or before May 11, 2003. Cash used in investing activities of $88,718 in 2001 was due to acquisition of equipment.

Cash provided by financing activities of $107,481 in 2002 consisted primarily of borrowings of $49,981 under a line of credit, net proceeds of $70,840 from a private placement of convertible notes and warrants, and $8,500 from the sale of restricted common stock. $21,840 was paid to an investment banker for financing fees related to the private placement. Cash provided by financing activities of $272,681 in 2001 consisted of $50,000 borrowed under a line of credit and $222,681 contributed by the Company's previous parent company and current majority shareholder.

On January 2, 2001, February 2, 2001 and March 2, 2001, the Company issued 600,000 shares of its common stock, (for a total 1,800,000 shares), pursuant to the S-8 Registration Statement previously registered with the SEC, to third party outside consultants for services in developing products for import, such services valued at $180,000.

During the second fiscal quarter, the Company issued 4,200,000 shares of its common stock, pursuant to the S-8 Registration Statement previously registered with the Securities and Exchange Commission, to four (4) third party outside consultants for services in developing products for import, such services valued at $420,000. The issuances were part of a plan conceived in January 2001 and implemented in this quarter.

In June 2001, the Company issued 600,000 shares of its common stock, pursuant to the S-8 Registration Statement previously registered with the SEC, to third party outside consultants for services in developing products for import, such services valued at $60,000.

On September 4, 2001, the Company merged with KIK, with the Company as the surviving corporation. The acquisition was consummated by the execution of a Share Exchange Agreement dated June 25, 2001. Pursuant to the Agreement, the Holders tendered to the Company all of the issued and outstanding shares of common stock of KIK in exchange for 16,700,000 shares of common stock of the Company. As a result of the foregoing transaction, there was a change in control of the Company. The previous shareholders of KIK now control the Company and hold approximately 69.6% of the outstanding shares of common stock of the Company.

On October 17, 2001, in connection with the acquisition of KIK, the Company canceled 6,775,000 shares of common stock of the Company.

On October 30, 2001, in connection with the acquisition of KIK, the Company canceled 236,500 shares of common stock of the Company and reissued 63,500 shares of common stock of the Company.

In October 2001, the Company issued 1,200,000 shares of the Company's restricted common stock valued at $0.07 per share to two (2) entities for services rendered to the Company.

In January 2002, the Company sold 85,000 shares of the Company's restricted common stock to a private investor for $8,500, or $0.10 per share.

The Company believes that sufficient cash will be generated from the following sources to fund its operations for the next twelve months:

o Pursuant to a private placement the Company is attempting to raise $600,000 through the placement of two-year senior notes bearing interest at 10%.

o    The Company will intensify its efforts in collecting receivables.

o The Company will also attempt to generate cash by increasing its customer base.

Critical Accounting Policies

Financial Reporting Release No. 60, which was recently released by the Securities and Exchange Commission, requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Note 2 to the Consolidated Financial Statements includes a summary of the significant accounting policies and methods used in the preparation of the Company's Consolidated Financial Statements. The following is a brief discussion of the more significant accounting policies and methods used by the Company.

Revenue recognition

Our revenue recognition policy is significant because our revenue is a key component of our results of operations. The Company recognizes revenue from the sale of tires and accessories. Revenue is recognized upon shipment to, or receipt by customers, depending upon contractual terms and when there is no significant uncertainty regarding the consideration to be received and the associated costs to be incurred. Additionally, we provide a reduction of recorded revenue for billing adjustments and billing corrections.

Accounts receivable

The Company continuously monitors collections and payments from its customers and maintains an allowance for estimated uncollectible accounts based upon historical experience and specific customer collections issues that have been identified. Since accounts receivable are concentrated in a relatively few customers, a significant change in the liquidity or financial position of any one of these customers could have a material adverse impact on the collectibility of the Company's accounts receivable and future operating results.

Inventories

Inventories are valued at the lower of cost or market. Cost is determined principally on the average cost method. The Company regularly reviews inventory quantities on hand and records, when necessary, a provision for excess and obsolete inventory based primarily on the Company's estimated forecast of product demand and production requirements for the next twelve months. Demand for the Company's products can fluctuate significantly. A significant increase in the demand for the Company's products could result in a short-term increase in the cost of inventory purchases while a significant decrease in demand could result in an increase in the amount of excess inventory quantities on hand. In addition, the Company's industry is characterized by rapid technological change, frequent new product development and rapid product obsolescence that could result in an increase in the amount of obsolete inventory quantities on hand. Additionally, the Company's estimate of future product demand may prove to be inaccurate, in which case the Company may have understated or overstated the provision required for excess and obsolete inventory. Therefore, although the Company makes every effort to ensure the accuracy of its forecasts of future product demand, any significant unanticipated changes in demand or technological developments could have a significant impact on the Company's inventory value and reported operating results.

Stock-based compensation

Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation, defines a fair-value based method of accounting for stock-based employee compensation plans and transactions in which an entity issues its equity instruments to acquire goods and services from non-employees, and encourages but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to account for employee stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25 (APB No. 25), Accounting for Stock Issued to Employees, and related interpretations.
Accordingly, employee compensation cost for stock options and warrants is measured as the excess, if any, of the market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

Item 7. Financial Statements


                       KIK TECHNOLOGY INTERNATIONAL, INC.
                                 AND SUBSIDIARY

                      YEARS ENDED JANUARY 31, 2002 AND 2001


                                    CONTENTS
                                                                          Page

Independent auditors' report                                               F-1

Consolidated financial statements:

       Balance sheet                                                       F-2

       Statements of operations                                            F-3

       Statements of changes in shareholders' equity                       F-4

       Statements of cash flows                                            F-5

       Notes to consolidated financial statements                          F-6

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors
KIK Technology International, Inc.


We have audited the accompanying balance sheet of KIK Technology International, Inc. and subsidiary as of January 31, 2002, and the related statements of operations, changes in shareholders' equity and cash flows for each of the years in the two-year period ended January 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of KIK Technology International, Inc. and subsidiary as of January 31, 2002, and the results of their operations and their cash flows for each of the years in the two-year period ended January 31, 2002, in conformity with accounting principles generally accepted in the United States of America.



/s/ HORWATH GELFOND HOCHSTADT PANGBURN, P.C.
HORWATH GELFOND HOCHSTADT PANGBURN, P.C.

Denver, Colorado
May 3, 2002

                KIK TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                JANUARY 31, 2002
                        ASSETS

Current assets:
    Cash and cash equivalents                                                   $           15,679
    Restricted cash (Note 4)                                                               100,000
    Accounts receivable, net of allowance for doubtful accounts
     of $48,000 (Note 8)                                                                   499,246
    Inventories (Note 2)                                                                   326,172
    Deposits                                                                                 5,235
                                                                                ------------------

       Total current assets                                                                946,332
                                                                                ------------------

Note receivable, related party (Note 5)                                                     53,400
Deferred financing costs (Note 2)                                                           20,020
Property and equipment, net (Note 3)                                                       135,057
                                                                                ------------------

       Total assets                                                              $       1,154,809
                                                                                ==================

                  LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Line of credit (Note 4)                                                      $          99,981
    Accounts payable (Note 6)                                                              387,146
    Accrued expenses                                                                        33,444
                                                                                ------------------

       Total current liabilities                                                           520,571

    Notes payable (Notes 4 and 7)                                                           64,329
                                                                                ------------------

       Total liabilities                                                                   584,900
                                                                                ------------------

Commitments (Notes 4 and 7)

Shareholders' equity (Note 7):
    Common stock, $0.001 par value,
      100,000,000 shares authorized;
      23,985,000 shares issued and outstanding                                              23,985
    Additional paid-in capital                                                           5,058,600
    Accumulated deficit                                                                (4,512,676)
                                                                                ------------------

       Total shareholders' equity                                                          569,909
                                                                                ------------------

       Total liabilities and shareholders' equity                                $       1,154,809
                                                                                ==================

                 See notes to consolidated financial statements

                                 KIK TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARY
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                       YEARS ENDED JANUARY 31, 2002 AND 2001

                                                                                2002                     2001
                                                                         ------------------       ------------------
Net sales                                                                $        2,567,412       $        3,715,483
Cost of sales                                                                     2,245,370                3,159,029
                                                                         ------------------       ------------------

Gross profit                                                                        322,042                  556,454

General and administrative expenses                                                 711,825                  528,403
                                                                         ------------------       ------------------

Income (loss) from operations                                                      (389,783)                  28,051

Interest and other income                                                             8,106                    7,355
                                                                         ------------------       ------------------

Income (loss) before extraordinary item                                            (381,677)                  35,406

Extraordinary item (Note 6)                                                         202,733
                                                                         ------------------       ------------------

Net income (loss)                                                        $         (178,944)      $           35,406
                                                                         ==================       ==================

Weighted average number of common shares outstanding                             23,080,151               22,700,000
                                                                         ==================       ==================

Basic and diluted income (loss) per common share:

    Income (loss) before extraordinary item                              $            (0.02)      $                *

    Extraordinary item (Note 6)                                                        0.01
                                                                         ------------------       ------------------

    Net income (loss)                                                    $            (0.01)      $                *
                                                                         ==================       ==================


* Less than $0.01 per share


                 See notes to consolidated financial statements

                KIK TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                      YEARS ENDED JANUARY 31, 2002 AND 2001

                                                     Common stock              Additional      Accumulated
                                                 Shares          Amount     paid-in capital       deficit        Total
                                              -------------- ------------ ---------------   --------------  ----------
Balances, February 1, 2000                        22,700,000 $     22,700 $     4,737,075   $   (4,369,138) $  390,637

Net income for the year ended
  January 31, 2001                                                                                  35,406      35,406

Capital contributions from KTTI (Note 1)                                          222,681                      222,681
                                              -------------- ------------ ---------------   --------------  ----------

Balances, January 31, 2001                        22,700,000       22,700       4,959,756       (4,333,732)    648,724

Issuance of common shares to consultants           1,200,000        1,200          82,800                       84,000

Sale of common shares to private investor             85,000           85           8,415                        8,500

Sale of warrants in convertible notes
  private placement, net of issuance costs                                          7,629                        7,629

Net loss for the year ended
  January 31, 2002                                                                                (178,944)   (178,944)
                                              -------------- ------------ ---------------   --------------  ----------

Balances, January 31, 2002                        23,985,000 $     23,985 $     5,058,600   $   (4,512,676) $  569,909
                                              ============== ============ ===============   ==============  ==========



                 See notes to consolidated financial statements

                               KIK TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARY
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     YEARS ENDED JANUARY 31, 2002 AND 2001

                                                                  2002               2001
                                                              -------------     ---------------
Cash flows from operating activities:
  Net income (loss)                                            $  (178,944)     $       35,406
  Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
       Provision for doubtful accounts                              21,063             111,830
       Depreciation and amortization                                45,967              67,283
       Common stock issued to consultants                           84,000
       Amortization of discount on notes payable                     1,118
       Extraordinary item                                         (202,733)
       Increase in restricted cash                                                    (100,000)
       Decrease (increase) in accounts receivable                 (239,028)             35,167
       Decrease (increase) in inventories                           44,505             (86,700)
       Decrease (increase) in deposits                              13,363             (25,189)
       Increase (decrease) in accounts payable                     260,600             (95,746)
       Increase (decrease) in accrued expenses                      (7,312)             12,088
                                                              -------------     ---------------

       Net cash used in operating activities                      (157,401)            (45,861)
                                                              -------------     ---------------

Cash flows from investing activities:
  Advances to a related party                                      (53,400)
  Purchase of property and equipment                               (22,332)            (88,718)
                                                              -------------     ---------------

          Net cash used in investing activities                    (75,732)            (88,718)
                                                              -------------     ---------------

Cash flows from financing activities:
  Borrowings under line of credit                                   49,981              50,000
  Proceeds from the sale of stock                                    8,500
  Proceeds from issuance of convertible
    notes and warrants                                              70,840
  Payment of deferred financing fees                               (21,840)
  Capital contributions from KTTI                                                      222,681
                                                              -------------     ---------------

          Net cash provided by financing activities                107,481             272,681
                                                              -------------     ---------------

Increase (decrease) in cash and cash equivalents                  (125,652)            138,102

Cash and cash equivalents, beginning                               141,331               3,229
                                                              -------------     ---------------

Cash and cash equivalents, ending                             $     15,679      $      141,331
                                                              =============     ===============

Supplemental disclosure of cash flow information:
  Cash paid for interest                                      $      6,189      $        1,240
                                                              =============     ===============

                 See notes to consolidated financial statements

                KIK TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      YEARS ENDED JANUARY 31, 2002 AND 2001


1.   Organization and basis of presentation:

     KIK Technology International, Inc. and subsidiary (the "Company") manufacturers and markets directly and through distributors urethane products, primarily puncture-proof microcellular polyurethane tires designed for a wide variety of consumer products and off-highway applications. Principle industries served include lawn and garden, health and wellness, industrial, and sports and recreation. The Company's products are sold primarily in the United States.

     The accompanying consolidated financial statements include the accounts of KIK Technology International, Inc. and its wholly-owned subsidiary, KIK Technology, Inc. (KTI), a company incorporated in California in June 1988. Prior to September 4, 2001, KTI was a wholly-owned United States subsidiary of KIK Tire Technologies Inc. (KTTI), a Canadian public company trading on the Canadian Venture Exchange. On September 4, 2001, the Company, formerly known as Russian-Imports.com (RIC), a California Corporation, entered into a share exchange agreement with KTI and KTTI. Pursuant to the agreement, KTTI exchanged all of its shares of KTI for 16,700,000 shares of RIC's common stock. The transaction represented a reverse acquisition of RIC by KTI, since KTTI owned approximately 73.6% of the post acquisition shares of the consolidated entity immediately after the completion of the transaction. At the date of the transaction, RIC was a shell company with no net assets. For accounting purposes, the acquisition was treated as an acquisition of RIC by KTI and as a recapitalization of KTI. The historical shareholders' equity of KTI, prior to the transaction, was retroactively restated for the equivalent number of shares exchanged in the transaction after giving effect to any difference in the par value of RIC and KTI's common stock, with an offset to additional paid-in capital. Expenses incurred by the Company during the fourth quarter of the year ended January 31, 2002 of approximately $140,000 were consulting and legal fees attributable to the Company operating as a new public company.

     Concurrent with the reverse acquisition, Russian-Imports.com changed its name to KIK Technology International, Inc.

2.   Summary of significant accounting policies:

     Principles of consolidation:

     The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. All significant inter-company accounts and transactions have been eliminated on consolidation.

     Cash and cash equivalents:

     Cash and cash equivalents include cash and other highly liquid investments with maturities of three months or less at the date of acquisition. Cash equivalents are stated at cost, which approximates market value.

                KIK TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      YEARS ENDED JANUARY 31, 2002 AND 2001



  2. Summary of significant accounting policies (continued):

     Inventories:

     Inventories are valued at the lower of cost or market. Cost is determined principally on the average cost method. Inventories consist of raw materials of $99,196 and finished goods of $226,976 at January 31, 2002.

     Property and equipment:

     Property and equipment is stated at cost and depreciated using the straight-line method over the following estimated useful lives:

           Machinery and equipment          7 years
           Furniture and fixtures           5 years
           Vehicles                         5 years
           Leasehold improvements           2 years

     Impairment:

     The Company assesses the carrying values of its long-lived assets for impairment when circumstances indicate such amounts may not be recoverable from future operations. Generally, assets to be held and used in operations are considered impaired if the sum of expected undiscounted future cash flows is less than the assets' carrying values. If impairment is indicated, the loss is measured based on the amounts by which the assets' carrying values exceed their fair values. Based on its review, management does not believe any impairment has occurred as of January 31, 2002 and 2001.

     Revenue recognition:

     Revenues associated with the sale of tires and accessories are recognized, upon shipment to, or receipt by customers, depending upon contractual terms.

     Use of estimates:

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Management makes these estimates using the best information available at the time the estimates are made; however, actual results could differ from those estimates.

                KIK TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      YEARS ENDED JANUARY 31, 2002 AND 2001




2.   Summary of significant accounting policies (continued):

     Income taxes:

     The Company has adopted the provision of Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. SFAS No. 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, the deferred tax liabilities and assets are determined based on the difference between financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

     Net income (loss) per common share:

     Income (loss) per common share is determined in accordance with SFAS No. 128, Earnings Per Share (EPS). SFAS No. 128 requires the presentation of two EPS amounts, basic and diluted. Basic EPS is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted EPS includes the dilution that would occur if outstanding stock options and other dilutive securities were exercised, unless the effect is anti-dilutve.

     Comprehensive income:

     SFAS No. 130, Reporting Comprehensive Income, requires disclosure of comprehensive income, which includes certain items previously not reported in the financial statement of income, including unrealized gains and losses on available-for-sale securities and foreign currency translation adjustments. During the years ended January 31, 2002 and 2001, the Company did not have any components of comprehensive income to report.

     Risk considerations:

     The Company is subject to risks and uncertainties common to manufacturing companies, including technological change, dependence on principal products, new product introductions and other activities of competitors, and dependence on key personnel.

     The Company is also exposed to credit risk with respect to uncertainties as to timing and amount of collectibility of accounts receivable.

     The Company's ability to continue operations in the normal course of business is dependent on raising additional capital to meet its present and future commitments, and in the long-term, the Company's ability to maintain a profitable level of operations.

                KIK TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      YEARS ENDED JANUARY 31, 2002 AND 2001




2.   Summary of significant accounting policies (continued):

     Financial instruments:

     The Company's on-balance sheet financial instruments consist of cash, accounts receivable, accounts payable, accrued expenses, line of credit, and notes payable. The carrying amounts of such financial instruments approximate fair values primarily because of their short-term maturities. The fair value of the amount due from a related party is not practicable to estimate, due to the related party nature of the underlying transaction. The Company has no material off-balance sheet financial instruments.

     Deferred financing costs:

     Deferred financing costs represent fees paid to investment bankers and attorneys in connection with debt agreements entered into by the Company (Notes 4 and 7). These fees are being amortized over the two-year term of the debt. Amortization related to these fees was $1,820 for the year ended January 31, 2002.

     Stock based compensation:

     SFAS No. 123, Accounting for Stock Based Compensation, defines a fair-value-based method of accounting for stock-based employee compensation plans and transactions in which an entity issues its equity instruments to acquire goods or services from non-employees, and encourages but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to account for employee stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25 (APB No. 25), Accounting for Stock Issued to Employees, and related interpretations. Accordingly, employee compensation cost for stock options and warrants is measured as the excess, if any, of the market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

     Advertising:

     Costs related to advertising and promotion of products are charged to general and administrative expenses as incurred. Advertising and promotion costs were $45,766 and $10,884 for the years ended January 31, 2002 and 2001, respectively.

     Operating lease:

     The Company leases its facilities under a non-cancelable operating lease, which expires in May 2002. The Company is currently negotiating a lease renewal and has an option to lease on a month-to-month basis until a longer term agreement can be reached.

     Rent expense incurred under this lease was approximately $93,000 and $89,000 for the years ended January 31, 2002 and 2001, respectively.

                KIK TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      YEARS ENDED JANUARY 31, 2002 AND 2001




2.   Summary of significant accounting policies (continued):

     Segment reporting:

     The Company does not include segment reporting in the consolidated financial statements as the Company functioned as a single operating unit in the years ended January 31, 2002 and 2001. The Company's revenue is derived primarily from operations in the United States and substantially all of the Company's employees and assets are located in the United States.

     Recently issued accounting pronouncements:

     In February 2001, the Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Currently the Company does not have any derivative financial instruments and does not participate in hedging activities. Therefore, this statement had no impact on the Company's consolidated financial statements.

     In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, Accounting for Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method is prohibited after that date. SFAS No. 141 also establishes specific criteria for the recognition of intangible assets. This pronouncement did not have an impact on the Company's consolidated financial statements.

     SFAS No. 142, effective for fiscal years beginning after December 15, 2001, establishes accounting and reporting standards for goodwill and other intangible assets. Under SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized, but will be subject to annual impairment tests in accordance with the standard. Other intangible assets will continue to be amortized over their useful lives. Since the Company currently does not have any intangible assets, this statement is not expected to have an impact on the Company's consolidated financial statements.

     In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses accounting and financial reporting for the impairment or disposal of long-lived assets. This statement is effective for fiscal years beginning after December 15, 2001. The Company is currently assessing the impact, if any, that SFAS No. 144 may have on its financial condition and results of operations.

     Reclassification:

     Certain amounts reported in the prior year financial statements have been reclassified for comparative purposes to conform to the presentation in the current year financial statements.

                KIK TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      YEARS ENDED JANUARY 31, 2002 AND 2001



3.   Property and equipment:

     Property and equipment consist of the following at January 31, 2002:


         Machinery and equipment                   $       489,072
         Furniture and fixtures                             23,284
         Leasehold improvements                             14,180
         Vehicles                                            9,279
                                                   ---------------
                                                           535,815
         Less accumulated depreciation                    (400,758)
                                                   ----------------
                                                   $       135,057
                                                   ================

     Depreciation expense for the years ended January 31, 2002 and 2001 was $44,147 and $67,283, respectively.

4.   Debt:

     Line of credit:

     The Company has an operating line of credit with a bank with a borrowing limit of $100,000, which is collateralized by an assignment of a certificate of deposit account with an approximate balance of $100,000. The line of credit is due on November 5, 2002 and bears interest at the bank's index rate, which was 7.65% at January 31, 2002.

     Notes payable:

     Pursuant to the terms of a private placement agreement, the Company is attempting to raise $600,000 through the placement of two-year senior notes bearing interest at 10% payable quarterly. In November 2001, the Company entered into an agreement with an investment banker whereby the investment banker will act as exclusive dealer-manager in this private placement of securities to be issued by the Company pursuant to Regulation D of the Securities Act of 1933. As compensation, the investment banker was paid $15,000 for professional fees and will receive a commission equal to 10% of the gross proceeds, an expense allowance equal to 4% of the gross proceeds, plus for every $500,000 raised, 150,000 shares of the Company's common stock. Such shares will be issued upon completion of the private placement. In addition, the investment banker will have the option to nominate one person to the Company's Board of Directors if at least $2,000,000 is raised.

     Note holders can elect, with the consent of the Company, to accept Company common stock in lieu of interest payments. Such payments in stock would be calculated at 50% of the daily average of the market price of the common stock for the 30-calendar days preceding the interest due date.

     After six months from the date of issue of the notes, the Company can convert the notes to common stock if the daily average market price of the Company's common stock for any 30-calendar days after the initial six-month period equals or exceeds $1.00. The conversion of the notes to common stock would be calculated at 50% of the daily average market price for the 30 days prior to the Company giving notice of its plan to convert.

                KIK TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      YEARS ENDED JANUARY 31, 2002 AND 2001




4.   Debt (continued):

     Notes payable (continued):

     In conjunction with the offering of the notes, each note holder will be given one warrant for each $1.00 invested. Each warrant allows the holder to purchase one share of the Company's common stock at an exercise price of $0.60 per share, and is exercisable for two years. (Note 7)

     Pursuant to the private placement, the Company sold a $50,000 convertible note on November 12, 2001 and a $25,000 convertible note on December 26, 2001 to two unrelated investors. Warrants to purchase a combined total of 75,000 shares of the Company's common stock at $0.60 per share were also issued to the investors. The warrants were valued at $11,789 using the Black-Scholes option-pricing model, and therefore $11,789 of the total debt proceeds of $75,000 was allocated to the warrants, resulting in a discount on the notes, which will be amortized to interest expense over the term of the debt. During the year ended January 31, 2002, approximately $1,100 of the discount was amortized to interest expense. The weighted average assumptions utilized to value the warrants using the Black-Scholes option-pricing model were as follows:

         Expected dividend yield                               0
         Expected stock price volatility                    150%
         Risk-free interest rate                            2.8%
         Expected life of warrants                       2 years

     The convertible notes contained a beneficial conversion feature valued at a combined total of approximately $63,000. However, because it is contingent upon the occurrence of certain future events, the Company did not record a discount resulting from the beneficial conversion feature.

     The aggregate maturities of the notes are as follows:

                      Year ending
                      January 31,                       Interest Rate                Amount
                -------------------------               -------------           ----------------
                         2004                                 10%               $         75,000

     Less unamortized discount                                                           (10,671)
                                                                                ----------------

     Notes payable at January 31, 2002                                          $         64,329
                                                                                ================

     The Company recognized interest expense related to the line of credit and notes payable of approximately $8,700 and $1,240 for the years ended January 31, 2002 and 2001, respectively.

                KIK TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      YEARS ENDED JANUARY 31, 2002 AND 2001



5.   Related party transactions:

     In May 2001, the Company made a $53,400 unsecured advance to its President. Under the terms of the note agreement, the advance bears interest at 4.0%, and the principal and interest are due by May 2003. The Company recorded interest income of approximately $1,600 for the year ended January 31, 2002.

     During the year ended January 31, 2002, the Company paid $14,000 to KTTI, its majority shareholder, for administrative and accounting services rendered.

6.   Extraordinary item:

     During the fourth quarter of the year ended January 31, 2002, the Company extinguished trade accounts payable (related to prior business operations) resulting in an extraordinary gain of $202,733 as legal counsel informed the Company that the statue of limitations barred collection by the creditors.

7.  Shareholders' equity:

     In October 2001, the Company issued 1,200,000 shares of its restricted common stock to consultants for services provided, which were valued at $84,000, or $0.07 per share, which represents management's estimate of the fair value of the common stock at the date of issuance. This amount is included as general and administrative expense in the accompanying statement of operations for the year ended January 31, 2002.

     In January 2002, the Company sold 85,000 shares of its restricted common stock to a private investor for $8,500, or $0.10 per share.

     At January 31, 2002, all 75,000 warrants sold in conjunction with the convertible notes private placement (Note 4) were outstanding. 50,000 warrants expire in November 2003, and 25,000 warrants expire in December 2003. In March 2002, the Company reduced the exercise price on the warrants being offered in the private placement from $0.60 to $0.40 per share. This new exercise price was retroactively applied to the note holders who invested $75,000 during the year ended January 31, 2002. The Company has determined that there is no material change in the value of the warrants after recalculating the value by using the Black-Scholes option-pricing model with the new exercise price of $0.40 per share.

                KIK TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      YEARS ENDED JANUARY 31, 2002 AND 2001





7. Shareholders' equity (continued):

     In conjunction with the reverse acquisition, which was concluded in September 2001, RIC granted 2,300,000 warrants to certain shareholders of KTTI. A summary of the status of these warrants as of January 31, 2002 is presented below:

                                                                                  Weighted average
                                                            Exercise            remaining contractual
Warrants outstanding                   Shares                 price                     life
--------------------------------   ---------------------   ------------------   ----------------------------
Beginning of the year
Granted                                    2,300,000        $           0.05
Exercised
Forfeited
                                    ---------------------   ------------------
End of the year                            2,300,000        $           0.05
                                    =====================   ==================
Warrants exercisable at year end           2,300,000        $           0.05            2.33

8.  Significant concentrations:

     The Company grants credit, generally without collateral, to its customers. The Company has one customer, which is also a supplier, which accounted for approximately 63% and 78% of sales for the years ended January 31, 2002 and 2001, respectively. This same customer accounted for approximately 58% of the Company's accounts receivable and approximately 55% of the Company's accounts payable as of January 31, 2002.

9.   Income taxes:

     Temporary differences and carry forwards that give rise to a deferred tax asset as of January 31, 2002 are as follows:

         Operating loss carry forward                 $   1,700,000
         Deferred tax asset valuation allowance          (1,700,000)
                                                      -------------
                                                      $           0
                                                      =============

                KIK TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      YEARS ENDED JANUARY 31, 2002 AND 2001






9.   Income taxes (continued):

     The Company has net operating loss carry forwards of approximately $4,244,000 at January 31, 2002, which expire as follows:

                  Year ended
                  January 31,
                 -------------------------------------------

                     2005                 $       350,000
                     2006                         462,000
                   2007-2022                    3,432,000
                                          ---------------
                     Total                $     4,244,000
                                          ===============

     The net operating loss carryforwards may be subject to certain limitations due to the reverse acquisition and other transactions as defined in Section 382 of the Internal Revenue Code.

     As of January 31, 2002, the Company has provided a 100% valuation allowance for the deferred tax asset because it could not be determined that it was more likely than not that the deferred tax asset would be realized through future earnings. The Company has other deferred tax items which are not significant.

     For the year ended January 31, 2002, the Company had no provision for income taxes due to a recognized loss for the year. For the year ended January 31, 2001, the Company had no provision for income taxes due to utilization of net operating losses incurred in prior years. Based on statutory rates, the Company's expected tax benefit and expense for the years ended January 31, 2002 and 2001 would be approximately $66,000 and $29,000, respectively. The difference between the expected tax benefit or expense and non-recognition of a tax provision during the years is the result of applying a valuation allowance to deferred tax assets or applying net operating loss carry forwards during the respective years.

10.  Pending litigation:

     The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse impact either individually or in the aggregate on consolidated results of operations, financial position or cash flows of the Company.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The Company has had no disagreements with its certified public accountants with respect to accounting practices or procedures or financial disclosure.

On March 4, 2002 the Company notified its accountant, Rogelio G. Castro that he was being dismissed as the Company's independent auditor. The stated reason was that the Company would retain the auditor of the operating subsidiary as the auditor of the consolidated entity. The decision to change accountants was approved by the Board of Directors of the Company.

From the Registrant's inception (February 1, 2000) through December 31, 2000 and during subsequent interim periods preceding the date of dismissal, the company has had no disagreements with Rogelio G. Castro on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

No accountant's report on the financial statements since inception, February 1, 2000, contained an adverse opinion or a disclaimer of opinion or was qualified or modified as to uncertainty, audit scope or accounting principles.

The Company provided Rogelio G. Castro with a copy of this disclosure and requested that a letter be furnished to the Company, addressed to the SEC, stating whether he agrees with the statements made herein or stating the reasons in which he does not agree. The letter from Rogelio G. Castro was filed with the Company's Current Report on Form 8-K.

On March 4, 2002,  the  Company  engaged the firm of Horwath  Gelfond  Hochstadt
Pangburn,  P.C.,  1600  Broadway,  Suite  2500,  Denver,  CO  80202-4925  as the
Company's independent auditors. Such appointment was accepted by Donald D. Pangburn, Director of the firm. Prior to such engagement, the Registrant had not consulted Horwath Gelfond Hochstadt Pangburn, P.C. on any prior matters, including any matters relative to the application of accounting principles or any subject of disagreement with Rogelio G. Castro.

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

a) Set forth below are the names, ages, positions, with the Company and business experiences of the executive officers and directors of the Company.

Name                           Age       Position(s) with Company
------------------------     -----       --------------------------------------

Donald P. Dean                 66        Chairman and Director

William M. Knooihuizen         58        President and Director

Kuldip C. Baid                 54        Chief Financial Officer and Director

A. Rene Dervaes, Jr.           63        Director

Business Experience

Donald P. Dean, P. Eng. Donald P. Dean serves as Secretary, Chairman of the Board and Director of KIK Technology International, Inc. He has been with KIK Technology, Inc. since 1987. From 1984 to 1987, he served as President of Jade Marble Crafts Ltd., a manufacturer of polyester resin-based plastic products and Twin Top Industries Ltd. Twin Top was a manufacturer of polyurethane foam insulated fiberglass well-head shelters and buildings. During the 1960's Mr. Dean worked as an engineer, distribution supervisor and plant manager of the Toronto Marketing and Chemical Distribution Terminal for Shell Canada Limited. Subsequently, he was President of a subsidiary of Trimac Limited providing worldwide transportation and logistics planning, and management consulting services to government and industry. Mr. Dean is a registered professional engineer. He received a B.Sc. in civil engineering from the University of Saskatchewan in 1960.

William M. Knooihuizen, PE., William M. Knooihuizen serves as President and Director of KKTI. He joined KIK Technology, Inc. in May, 1993, and was appointed President and CEO of that company in 1996. He has over 34 years experience in urethane processing technology, where he has held the positions of V.P./General Manager for Dam Industries, Inc., United Foam Corporation and Evanite Permaglass. He received a degree in Chemical Engineering from Penn State University in 1966.

Kuldip C. Baid, CA., Kuldip C. Baid serves as CFO and Director of KKTI. He has been with KIK Technology, Inc. since 1987. Mr. Baid is a Chartered Accountant who from 1981 to 1986 was Manager of Tax with Turbo Resources Ltd. Previous work experience includes public accounting practice with Deloitte & Touche; employment as a financial analyst for Oxford Development Group Ltd.; and Manager of Accounting for Carma Developers Ltd.. Mr. Baid received a B. Commerce degree from the University of Alberta in 1976 and completed his certification as a Chartered Accountant in 1979.

A. Rene Dervaes, Jr., Mr. Dervaes has served as an Officer and Director since January 2001. He was the co-founder and then Chairman of the A.R. Dervaes Company, Inc. from 1961 to 1982, a 125 employee manufacturer and supplier of equipment to heavy industry. From 1982 to 1985 he was the President of Khonbu Industries, a designer and nationwide distributor of exclusive consumer products. From 1978 to 1986 he was the Chairman and CEO of Eagle Rock Corporation. From 1986 to 1990 he was the Chairman and CEO of Vantage Industries, an international marketing firm. From 1991 to the present he has served as the Chairman and CEO of Secured Retirement International, Inc., specializing in the design and marketing of proprietary U.S. Treasury and municipal bond mutual funds. Mr. Dervaes also co-invented a unique finance product that pays increasing distributions through a patented method for pooling and distributing bond income.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

No Director, Officer, Beneficial Owner of more than ten percent (10%) of any class of securities of the Company failed to file reports required by Section 16(a) of the Exchange Act during the most recent fiscal year or prior fiscal years.

Item 10. Executive Compensation

The following summary compensation table sets forth the aggregate cash compensation paid or accrued by the Company to each of the Company's executive officers for services rendered to the Company during the Company's fiscal year ended 2002 and 2001 and all plan and non-plan compensation awarded to, earned by or paid to certain designated executive officers.

                                                                          Long Term Compensation
------------------ ------- ---------------------------------------- ------------------------ ------------- -------------
                              Annual Compensation                              Awards        Payouts
------------------ ------- ------------ ------------ -------------- ------------- ---------- ------------- -------------
(a)                (b)     (c)          (d)          (e)            (f)           (g)        (h)           (i)
                                                     Other          Restricted    Securities LTIP          All Other
Name and                                             Annual         Stock         Underlying Payouts       Compensation
Principal          Year    Salary ($)   Bonus ($)    Compensation   Award(s)      Options/
Position                                             ($)            ($)           SARs
------------------ ------- ------------ ------------ -------------- ------------- ---------- ------------- -------------

Donald P. Dean,    2001    $0           $0           $0             $0            $0         $0            $0
Chairman and       2002    $0           $0           $0             $0            $0         $0            $0
Secretary

------------------ ------- ------------ ------------ -------------- ------------- ---------- ------------- -------------

William M.         2001    $140,000     $0           $15,000        $0            $0         $0            $0
Knooihuizen,       2002    $143,000     $0           $15,000        $0            $0         $0            $0
President and
Director

------------------ ------- ------------ ------------ -------------- ------------- ---------- ------------- -------------

Kuldip C. Baid,    2001    $0           $0           $0             $0            $0         $0            $0
Chief Financial    2002    $0           $0           $0             $0            $0         $0            $0
Officer and
Director

------------------ ------- ------------ ------------ -------------- ------------- ---------- ------------- -------------

A. Rene Dervaes,   2001    $0           $0           $0             $0            $0         $0            $0
Jr., Director      2002    $0           $0           $0             $0            $0         $0            $0

------------------ ------- ------------ ------------ -------------- ------------- ---------- ------------- -------------

In May 2000, KIK entered into an employment agreement with William M. Knooihuizen, the Company's current President and Director. The term of the agreement is for a period of five (5) years. For such services, KIK agreed to pay Mr. Knooihuizen an annual salary in the amount of $143,000, to be paid weekly.

Compensation of Directors

The Company has no standard arrangements for compensating directors of the Company for their attendance at meetings of the Board of Directors.

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information as of May 2, 2002, regarding the ownership of the Company's common stock by each shareholder known by the Company to be the beneficial owner of more that five percent (5%) of its outstanding shares of common stock, each director and all executive officers and directors as a group. Except as otherwise indicated, each of the shareholders has sole voting and investment power with respect to the share of common stock beneficially owned.

Name and address of               Title of            Amount and Nature of      Percent of
Beneficial Owner                    Class              Beneficial Owner          Class
------------------------------------------------------------------------------------------
KIK Tire Technologies Inc.        Common                  16,700,000             69.6%

Donald P. Dean                    Common                     250,000              1.0%

William M. Knooihuizen            Common                     250,000              1.0%

Kuldip C. Baid                    Common                     250,000              1.0%

A. Rene Dervaes, Jr.              Common                     200,000              0.8%

All officer and directors         Common                     950,000              4.0%
as a group

Item 12. Certain Relationships and Related Transactions

In May 2001, the Company made a $53,400 unsecured advance to its president. Under the terms of the note agreement, the advance bears interest at 4.0%, and the principal and interest are due by May 2003. The Company recorded interest income of approximately $1,600 for the year ended January 31, 2002.

During the year ended January 31, 2002, the Company paid $14,000 to its majority shareholder for administrative and accounting services rendered.

Item 13. Exhibits and Reports on Form 8-K

                                   SIGNATURES





In accordance with Section 13 and 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       KIK TECHNOLOGY INTERNATIONAL, INC.
                                  (Registrant)


Date: May 16, 2001          By: /s/ Donald P. Dean
                            ------------------------------------------------
                            Donald P. Dean, Chairman and Secretary

                            By: /s/ William M. Knooihuizen
                            ------------------------------------------------
                            William M. Knooihuizen, President and Director

                            By: /s/ Kuldip C. Baid
                            ------------------------------------------------
                            Kuldip C. Baid, Chief Financial Officer and Director

                            By: /s/ A. Rene Dervaes, Jr.
                            ----------------------------------------------
                            A. Rene Dervaes, Jr., Director





Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.


Signature                    Title                            Date


 /s/ Donald P. Dean
---------------------------
Donald P. Dean               Chairman and Secretary            May 16, 2002

/s/ William M. Knooihuizen
---------------------------
William M. Knooihuizen       President and Director

/s/ Kuldip C. Baid
---------------------------
Kuldip C. Baid               Chief Financial Officer
                             and Director

/s/ A. Rene Dervaes, Jr.
---------------------------
A. Rene Dervaes, Jr.         Director