Form 10QSB
period 2002-04-30
KIK TECHNOLOGY INTERNATIONAL INC
filed 2002-06-14
CIK 1109662

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended: April 30, 2002

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1939

     For the transition period from __________ to ______________

Commission File Number: 000-30071

                       KIK TECHNOLOGY INTERNATIONAL, INC.
                      -------------------------------------
             (Exact name of registrant as specified in its charter)

        California                                             91-2021602
--------------------------------                           ---------------------
(State or other jurisdiction                                   (IRS Employer
 of incorporation)                                         Identification No.)


590 Airport Road
Oceanside, CA                                                    92054
---------------------------------------                    ---------------------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number: (760) 967-2777

Securities registered under Section 12(b) of the Exchange Act:


   Title of each class                                   Name of each exchange
                                                          on which registered
           None                                                 None
-------------------------                               ------------------------


Securities registered under Section 12(g) of theExchange Act:

                         Common Stock, $0.001 par value
                         -----------------------------
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X     No
   ---      ---

Number of shares outstanding of the registrant's class of common stock as of June 13, 2002: 23,985,000.

Copy of Communications to:

                              Mintmire & Associates
                              Donald F. Mintmire, Esq.
                              265 Sunrise Avenue, Suite 204
                              Palm Beach, FL 33480


Transitional Small Business Disclosure Format (check one):  Yes X     No
                                                               ---      ---


                                      INDEX

PART I FINANCIAL INFORMATION

        ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)                            Page

        Condensed consolidated balance sheet at April 30, 2002.................3

        Condensed consolidated statements of operations for
        the three months ended April 30, 2002 and April 30, 2001...............4

        Condensed consolidated statements of cash flows for
        the three months ended April 30, 2002 and April 30, 2001...............5

        Notes to the condensed consolidated financial statements...............6

        ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS...........................8

PART II OTHER INFORMATION

        ITEM 1. LEGAL PROCEEDINGS.............................................10

        ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.....................10

        ITEM 3. DEFAULTS UPON SENIOR SECURITIES...............................10

        ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........10

        ITEM 5. OTHER INFORMATION.............................................10

        ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K..............................10

SIGNATURES....................................................................11

SAFE HARBOR STATEMENT

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

The following financial information and discussion and analysis should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended January 31, 2002.

The discussion of results, causes and trends should not be construed to imply that such results, causes or trends will necessarily continue in the future.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                KIK TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 APRIL 30, 2002
                                   (Unaudited)

               ASSETS
Current assets:
   Cash and cash equivalents                                                    $    25,201
   Accounts receivable, net of allowance for doubtful
   accounts of   $48,000                                                            572,445
   Inventories                                                                      349,233
   Deposits                                                                           5,143
                                                                                -----------
         Total current assets                                                       952,022
                                                                                -----------

Note receivable, related party                                                       53,400
Deferred financing costs                                                             17,290
Property and equipment, net                                                         146,689
                                                                                -----------
         Total assets                                                           $ 1,169,401
                                                                                ===========
               LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                             $   489,699
   Accrued expenses                                                                  31,121
   Current portion of capital lease obligation                                        3,515
   Amount due to a shareholder                                                       16,000
                                                                                -----------
         Total current liabilities                                                  540,335
                                                                                -----------

Capital lease obligation, net of current portion                                     17,133
Notes payable                                                                        65,803
                                                                                -----------
         Total liabilities                                                          623,271
                                                                                -----------
Shareholders' equity:
   Common stock, $0.001 par value,
     100,000,000 shares authorized;
     23,985,000 shares issued and outstanding                                        23,985
   Additional paid-in capital                                                     5,058,600
   Accumulated deficit                                                           (4,536,455)
                                                                                -----------
         Total shareholders' equity                                                 546,130
                                                                                -----------
         Total liabilities and shareholders' equity                             $ 1,169,401
                                                                                ===========


     See accompanying notes to condensed consolidated financial statements.

                KIK TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                                   Three months ended
                                                                                       April 30,
                                                                        ---------------------------------------
                                                                           2002                     2001
                                                                        -----------------       -----------------
Net sales                                                               $      849,370          $      673,899
Cost of sales                                                                  719,286                 615,852
                                                                        ---------------         ---------------
Gross profit                                                                   130,084                  58,047
General and administrative expenses                                            154,512                 106,680
                                                                        ---------------         ---------------
Loss from operations                                                           (24,428)                (48,633)

Interest and other income                                                          649                   2,852
                                                                        ---------------         ---------------
Net loss                                                                $      (23,779)         $      (45,781)
                                                                        ===============         ===============

Basic and diluted loss per common share                                 $            *          $            *
                                                                        ===============         ===============

Weighted average number of common shares outstanding                        23,985,000              22,700,000
                                                                        ===============         ===============

* Less than $0.01 per share

     See accompanying notes to condensed consolidated financial statements.

                KIK TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)




                                                                                   Three months ended
                                                                                       April 30,
                                                                        ---------------------------------------
                                                                           2002                     2001
                                                                        -----------------       -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities                     $         93,936        $       (19,123)
                                                                        ----------------        ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                                                                      (10,686)
                                                                        ----------------        ----------------

     Net cash used in investing activities                                                              (10,686)
                                                                        ----------------        ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments under line of credit                                                    (99,981)                   (19)
Payment under capital lease obligation                                              (433)
Advance from shareholder                                                          16,000
                                                                        ----------------        ----------------

     Net cash used in financing activities                                       (84,414)                   (19)
                                                                        ----------------        ----------------

Net increase (decrease) in cash and cash equivalents                               9,522                (29,828)

Cash and cash equivalents, beginning of period                                    15,679                141,331
                                                                        ----------------        ----------------

Cash and cash equivalents, end of period                                $         25,201        $       111,503
                                                                        ================        ================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

   Cash paid for interest                                               $          1,172        $         1,005
                                                                        ================        ================

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
  AND FINANCING ACTIVITIES:

    Capital lease obligation incurred for new equipment                  $       21,081
                                                                        ================




     See accompanying notes to condensed consolidated financial statements.

                KIK TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARY
          NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                 APRIL 30, 2002
                                   (Unaudited)


1. BASIS OF PRESENTATION

The accompanying unaudited interim condensed consolidated financial statements of KIK Technology International, Inc. and Subsidiary (the "Company") include the accounts of KIK Technology International, Inc and its wholly-owned subsidiary, KIK Technology, Inc. Both Companies are incorporated in California. All significant intercompany accounts and transactions have been eliminated on consolidation.

The unaudited condensed consolidated financial statements presented herein have been prepared in accordance with the instructions to Form 10-QSB and do not include all information and note disclosures required by accounting principles generally accepted in the United States of America for complete financial statements.

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of financial position, operating results and cash flows for the interim periods presented have been made. It is the Company's opinion that, when the interim financial statements are read in conjunction with the January 31, 2002 Annual Report on Form 10-KSB, the Company's disclosures are adequate to make the information presented not misleading. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the entire year.

2. RISK CONSIDERATIONS

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

3. INVENTORIES

Inventories are valued at the lower of cost or market. Cost is determined principally on the average cost method. Inventories consist of raw materials of $96,119 and finished goods of $253,114 at April 30, 2002.

4. DEFERRED FINANCING COSTS

Deferred financing costs represent fees paid to investment bankers and attorneys in connection with debt agreements entered into by the Company. These fees are being amortized over the two-year term of the debt. Amortization related to these fees was $2,730 for the three months ended April 30, 2002.

5. ADVANCE FROM SHAREHOLDER

In March 2002, the Company's majority shareholder advanced $16,000 to the Company to finance the Company's working capital requirements. The advance bears no interest and is due on demand.

6. COMMITMENTS AND CONTINGENCIES

The Company entered into a capital lease agreement in April 2002 to finance the acquisition of $21,081 of equipment. The lease has an imputed interest rate of approximately 8.75% and is secured by the leased equipment. Monthly payments under the lease are $433, and the lease expires in March 2007.

7. SIGNIFICANT CONCENTRATIONS

The Company grants credit, generally without collateral, to its customers. The Company has one customer, which is also a supplier, which accounted for approximately 71% of sales and 90% of raw material purchases for both of the three-month periods ended April 30, 2002 and 2001, respectively. This same customer accounted for approximately 66% of the Company's accounts receivable and approximately 66% of the Company's accounts payable as of April 30, 2002.

8. DEBT

In April 2002, the Company paid $99,981 that was outstanding under a line of credit.

Pursuant to a note agreement dated December 26, 2001, a note holder elected in April 2002 to be paid interest in restricted common stock in lieu of cash payment. At April 30, 2002, accrued interest payable to this note holder was $863. Under the terms of the note agreement, the payment of stock will be calculated at 50% of the daily average of the market price of the common stock for the 30-calendar days preceding the interest due date. As a result of this election, the note holder is to be issued 7,505 shares of restricted common stock in June 2002.

The Company recognized interest expense related to the line of credit and notes payable of $5,035 for the three months ended April 30, 2002.

9. SUBSEQUENT EVENT

In May 2002, the Company renewed its non-cancelable facility operating lease. The lease expires in May 2005. Under the terms of the lease agreement, monthly payments are expected to be approximately $8,600 per month over the three year lease term.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

THE FOLLOWING ANALYSIS OF THE OPERATIONS AND FINANCIAL CONDITION OF THE COMPANY SHOULD BE READ IN CONJUNCTION WITH THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO, OF THE COMPANY CONTAINED ELSEWHERE IN THIS FORM 10-QSB.

OVERVIEW

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

RESULTS OF OPERATIONS

The following table sets forth certain operating data for KIK Technology International, Inc. and subsidiary for the periods indicated below.

                                                               Three months ended
                                                                   April 30,
                                                    ---------------------------------------
                                                       2002                     2001
                                                    -----------------       -----------------
Net sales                                            $        849,370        $     673,899

Cost of sales                                                 719,286              615,852
General and administrative expenses                           154,512              106,680
Net loss                                                      (23,779)             (45,781)

COMPARISON OF THE THREE MONTHS ENDED APRIL 30, 2002 TO THE THREE MONTHS ENDED APRIL 30, 2001

The Company posted net sales of approximately $849,000 for the three months ended April 30, 2002 compared to approximately $674,000 for the three months ended April 30, 2001, an increase of approximately $175,000 or 26%. This increase is primarily due to the improving economy and the return of some traditional customers.

The Company's cost of sales increased by approximately $103,000 to $719,286 for the three months ended April 30, 2002. This increase relates to the increase in sales. As a percentage of sales, cost of sales decreased to 85% for the three months ended April 30, 2002 from 91% for the three months ended April 30, 2001. This percentage decrease resulted from increased sales volume, production efficiencies and reduced labor overtime. Raw material costs in 2002 were 65% of sales compared to 63% of sales in 2001. This percentage increase was a result of reduced overhead and increased sales of particular tire products that yield lower profit margins. By possibly reformulating its chemical mix and raw material usage, the Company intends to make efforts to reduce the raw material cost as a percentage of sales to 60% in future periods.

General and administrative expenses for the three months ended April 30, 2002 were approximately $155,000 compared to approximately $107,000 for the three months ended April 30, 2001. The increase is primarily due to the fact that additional professional services are required since the Company is now public.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash and cash equivalents of $25,201 at April 30, 2002. Business liquidity and capital resources were adequate during the period to fund all capital and operating expense requirements. Operations were primarily funded from internally generated funds and working capital advanced by the major shareholder.

For the three months ended April 30, 2002, net cash provided by operating activities was $93,936, which was mainly attributable to restricted cash being released from restriction. Such cash was subsequently used to pay the outstanding amount due under a line of credit.

There was no investment activity affecting cash during the three months ended April 30, 2002. The Company entered into a capital lease agreement in April 2002 to finance the acquisition of equipment.

Net cash used in financing activities of $84,414 during the three months ended April 30, 2002 consisted primarily of repayment of $99,981 under a line of credit. The Company also received an advance from a shareholder of $16,000.

The Company believes that sufficient cash will be generated from the following sources to fund its operations for the next twelve months:

Pursuant to a private placement, the Company is attempting to raise $600,000 through the placement of two-year senior notes bearing interest at 10%.

The Company will intensify its efforts in collecting receivables and intends to establish more stringent credit policies for its customers to facilitate more timely payment of amounts due from customers.

The Company will also attempt to generate cash by increasing its customer base.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

None

(b) Reports on Form 8-k

None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 13th day of June 2002.

                       KIK TECHNOLOGY INTERNATIONAL, INC.


Date: June 13, 2002





By:  /s/ Donald P. Dean
-----------------------------------------
Donald P. Dean, Chairman and Secretary

By:  /s/ William Knooihuizen
-----------------------------------------
William Knooihuizen, President and Director

By:  /s/ Kuldip C. Baid
-----------------------------------------
Kuldip C. Baid, Chief Financial Officer and
Director

By:  /s/ A. Rene Dervaes, Jr.
-----------------------------------------
A. Rene Dervaes, Jr., Director