Form 10QSB
period 2002-07-31
KIK TECHNOLOGY INTERNATIONAL INC
filed 2002-09-16
CIK 1109662

Microsoft Word 10.0.2627;
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: July 31, 2002

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1939

For the transition period from __________ to ______________

Commission File Number: 000-30071

                       KIK TECHNOLOGY INTERNATIONAL, INC.
                       ---------------------------------
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


Securities registered under Section 12(g) of the Exchange Act:

                         Common Stock, $0.001 par value
                             ----------------------
                                (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X No

     Number of shares outstanding of the registrant's class of common stock as of July 31, 2002: 24,014,212.

Copy of Communications to:

                                Mintmire & Associates
                                Donald F. Mintmire, Esq.
                                265 Sunrise Avenue, Suite 204
                                Palm Beach, FL 33480

Transitional Small Business Disclosure Format (check one): Yes [X] No[_]


                                      INDEX

PART I FINANCIAL INFORMATION

        ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)                            Page

        Condensed consolidated balance sheet at July 31, 2002..................3

        Condensed consolidated statements of operations for the three-month and six-month periods ended July 31, 2002 and July 31, 2001................4

        Condensed consolidated statements of cash flows for
        the six-month periods ended July 31, 2002 and July 31, 2001............5

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

        ITEM 3. DEFAULTS UPON SENIOR SECURITIES...............................10

        ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........10

        ITEM 5. OTHER INFORMATION.............................................10

        ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K..............................10

SIGNATURES....................................................................11
CERTIFICATIONS................................................................12

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

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS



                KIK TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  JULY 31, 2002
                                   (Unaudited)

               ASSETS
Current assets:
   Cash and cash equivalents                                            $    38,575
   Accounts receivable, net of allowance for doubtful
   accounts of $50,000                                                      348,622
   Inventories                                                              402,609
   Deposits                                                                   6,469
                                                                       ------------
         Total current assets                                               796,275
                                                                       ------------

Note receivable, related party                                               53,400
Deferred financing costs                                                     14,560
Property and equipment, net                                                 139,386
                                                                       ------------
         Total assets                                                   $ 1,003,621
                                                                       ============
               LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                     $   301,512
   Accrued expenses                                                          39,620
   Current portion of capital lease obligation                                3,578
   Amount due to a shareholder                                               16,000
                                                                       ------------
         Total current liabilities                                          360,710
                                                                       ------------

Capital lease obligation, net of current portion                             16,377
Notes payable                                                                67,277
                                                                       ------------
         Total liabilities                                                  444,364
                                                                       ------------
Shareholders' equity:
   Common stock, $0.001 par value,
     100,000,000 shares authorized;
     24,014,212 shares issued and outstanding                                24,014
   Additional paid-in capital                                             5,062,882
   Accumulated deficit                                                   (4,527,639)
                                                                       ------------
         Total shareholders' equity                                         559,257
                                                                       ------------
         Total liabilities and shareholders' equity                     $ 1,003,621
                                                                       ============



See accompanying notes to condensed consolidated financial statements.

                KIK TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                              Three months ended                     Six months ended
                                                                     July 31,                             July 31,
                                                      -----------------------------------    -----------------------------------
                                                            2002                2001               2002                2001
                                                      ---------------     ---------------    ---------------     ---------------
Net sales                                               $   779,391        $    592,925         $ 1,628,761         $ 1,266,824
Cost of sales                                               619,885             419,852           1,339,171           1,057,996
                                                      ---------------    ---------------     ---------------     ---------------
Gross profit                                                159,506             173,073             289,590             208,828
General and administrative expenses                         152,330             134,271             306,842             218,659
                                                      ---------------    ---------------     ---------------     ---------------
Income (loss) from operations                                 7,176              38,802             (17,252)             (9,831)

Interest and other income                                     1,640                 211               2,289               3,064
                                                      ---------------    ---------------     ---------------     ---------------
Net income (loss)                                       $     8,816        $     39,013         $   (14,963)       $     (6,767)
                                                      ===============    ===============     ===============     ===============

Basic and diluted income (loss) per common share        $         *        $         *          $         *        $          *
                                                      ===============    ===============     ===============     ===============

Weighted average number of common shares outstanding     23,998,336         22,700,000           23,991,778          22,700,000
                                                      ===============    ===============     ===============     ===============

* Less than $0.01 per share






See accompanying notes to condensed consolidated financial statements.

                KIK TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                             Six months ended
                                                                                                 July 31,
                                                                                ------------------------------------------------
                                                                                      2002                       2001
                                                                                ----------------------    ----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities                             $         109,264         $         (28,720)
                                                                                ----------------------    ----------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                                                         (1,261)                  (19,225)
                                                                                ----------------------    ----------------------

     Net cash used in investing activities                                                 (1,261)                  (19,225)
                                                                                ----------------------    ----------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under line of credit                                                                                      49,980
Payments under line of credit                                                             (99,981)
Payment under capital lease obligation                                                     (1,126)
Advance from shareholder                                                                   16,000
                                                                                ----------------------    ----------------------

     Net cash provided by (used in) financing activities                                  (85,107)                   49,980
                                                                                ----------------------    ----------------------

Net increase in cash and cash equivalents                                                  22,896                     2,035

Cash and cash equivalents, beginning of period                                             15,679                   141,331
                                                                                ----------------------    ----------------------

Cash and cash equivalents, end of period                                        $         38,575          $         143,366
                                                                                ======================    ======================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

   Cash paid for interest                                                       $           1,172         $           2,526
                                                                                ======================    ======================

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
  AND FINANCING ACTIVITIES:

    Capital lease obligation incurred for new equipment                         $          21,081
                                                                                ======================



See accompanying notes to condensed consolidated financial statements.

                KIK TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARY
          NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                  JULY 31, 2002
                                   (Unaudited)

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

3. INVENTORIES

Inventories are valued at the lower of cost or market. Cost is determined principally on the average cost method. Inventories consist of raw materials of $127,834 and finished goods of $274,775 at July 31, 2002.

4. DEFERRED FINANCING COSTS

Deferred financing costs represent fees paid to investment bankers and attorneys in connection with debt agreements entered into by the Company. These fees are being amortized over the two-year term of the debt. Amortization related to these fees was $2,730 and $5,460 for the three-month and six-month periods ended July 31, 2002, respectively.

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

7. SIGNIFICANT CONCENTRATIONS

The Company grants credit, generally without collateral, to its customers. The Company has one customer, that is also a supplier, which accounted for approximately 62% and 67% of sales for the three-month and six-month periods ended July 31, 2002, respectively; approximately 64% and 68% of sales for the three-month and six-month periods ended July 31, 2001, respectively; approximately 95% and 93% of raw material purchases for the three-month and six-month periods ended July 31, 2002, respectively; and approximately 93% and 92% of raw material purchases for the three-month and six-month periods ended July 31, 2001, respectively. This same customer accounted for approximately 32% of the Company's accounts receivable and approximately 35% of the Company's accounts payable as of July 31, 2002.

8. DEBT

In April 2002, the Company paid $99,981 that was outstanding under a line of credit.

Pursuant to a note agreement dated December 26, 2001, a note holder elected in April 2002 to receive quarterly interest in shares of restricted common stock in lieu of cash payment. At April 30, 2002, accrued interest payable to this note holder was $863. Under the terms of the note agreement, the number of shares to be issued was calculated at 50% of the daily average of the market price of the common stock for the 30-calendar days preceding the interest due date. As a result of this election, the note holder was issued 7,505 shares of restricted common stock in June 2002. At July 31, 2002, accrued interest payable to this note holder was $630. The Company expects to issue 8,692 shares of restricted common stock to this note holder in lieu of cash payment.

Pursuant to a note agreement dated November 12, 2001, a note holder elected in May 2002 to receive quarterly interest in shares of restricted common stock in lieu of cash payment. At April 30, 2002, accrued interest payable to this note holder was $2,329. Under the terms of the note agreement, the number of shares to be issued was calculated at 50% of the daily average of the market price of the common stock for the 30-calendar days preceding the interest due date. As a result of this election, the note holder was issued 21,707 shares of restricted common stock in June 2002. At July 31, 2002, accrued interest payable to this note holder was $1,260. The Company expects to issue 17,383 shares of restricted common stock to this note holder in lieu of cash payment.

The Company recognized interest expense related to the line of credit and notes payable of $3,924 and $8,959 for the three-month and six-month periods ended July 31, 2002, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

THE FOLLOWING ANALYSIS OF THE OPERATIONS AND FINANCIAL CONDITION OF THE COMPANY SHOULD BE READ IN CONJUNCTION WITH THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO, OF THE COMPANY CONTAINED ELSEWHERE IN THIS FORM 10-QSB.

OVERVIEW

KIK Technology International, Inc. and subsidiary (the "Company") manufactures and markets directly and through distributors urethane products, primarily puncture-proof micro-cellular polyurethane tires designed for a wide variety of consumer products and off-highway applications. Principal industries served include lawn and garden, health and wellness, industrial, and sports and recreation. The Company's products are sold primarily in the United States.

The accompanying consolidated financial statements include the accounts of KIK Technology International, Inc. and its wholly-owned subsidiary, KIK Technology, Inc. (KTI), a company incorporated in California in June 1988. Prior to September 4, 2001, KTI was a wholly owned United States subsidiary of KIK Tire Technologies Inc. (KTTI), a Canadian public company trading on the Canadian Venture Exchange. On September 4, 2001, the Company, formerly known as Russian-Imports.com (RIC), a California Corporation, entered into a share exchange agreement with KTI and KTTI. Pursuant to the agreement, KTTI exchanged all of its shares of KTI for 16,700,000 shares of RIC's common stock. The transaction represented a reverse acquisition of RIC by KTI, since KTTI owned approximately 73.6% of the post acquisition shares of the consolidated entity immediately after the completion of the transaction. At the date of the transaction, RIC was a shell company with no net assets. For accounting purposes, the acquisition was treated as an acquisition of RIC by KTI and as a re-capitalization of KTI. The historical shareholders' equity of KTI, prior to the transaction, was retroactively restated for the equivalent number of shares exchanged in the transaction after giving effect to any difference in the par value of RIC and KTI's common stock, with an offset to additional paid-in capital.

Concurrent with the reverse acquisition, Russian-Imports.com changed its name to KIK Technology International, Inc.

RESULTS OF OPERATIONS

The following table sets forth certain operating data for KIK Technology International, Inc. and subsidiary for the periods indicated below.

                                             Three months ended
                                                  July 31,
---------------------------------------------------------------------
                                             2002         2001
                                           ----------   -------------
Net sales                                  $ 779,391    $ 592,925
Cost of sales                                619,885      419,852
General and administrative expenses          152,330      134,271
Net income                                     8,816       39,013

COMPARISON OF THE THREE MONTHS ENDED JULY 31, 2002 TO THE THREE MONTHS ENDED JULY 31, 2001

The Company posted net sales of approximately $779,000 for the three months ended July 31, 2002 compared to approximately $593,000 for the three months ended July 31, 2001, an increase of approximately $186,000 or 31%. This increase is the result of improved economy, consumer confidence in flat free tires and restocking of inventory levels to pre-recession levels.

The Company's cost of sales increased by approximately $200,000 to $619,885 for the three months ended July 31, 2002. This increase relates to the increase in sales. As a percentage of sales, cost of sales increased to 80% for the three months ended July 31, 2002 from 71% for the three months ended July 31, 2001. This percentage increase resulted from increased sales of particular tire products that yield lower profit margins. Raw material costs in 2002 were 65% of sales compared to 63% of sales in 2001. By reformulating its chemical mix and raw material usage, the Company intends to make efforts to reduce the raw material cost as a percentage of sales to 60% in future periods.

General and administrative expenses for the three months ended July 31, 2002 were approximately $152,000 compared to approximately $134,000 for the three months ended July 31, 2001. The increase is primarily due to the fact that additional professional services are required since the Company is now public.

                                            Six months ended
                                                July 31,
-----------------------------------------------------------------
                                          2002          2001
                                      ------------   ------------
Net sales                             $ 1,628,761    $ 1,266,824
Cost of sales                           1,339,171      1,057,996
General and administrative expenses       306,842        218,659
Net loss                                  (14,963)        (6,767)

COMPARISON OF THE SIX MONTHS ENDED JULY 31, 2002 TO THE SIX MONTHS ENDED JULY 31, 2001

The Company posted net sales of approximately $1,629,000 for the six months ended July 31, 2002 compared to approximately $1,267,000 for the six months ended July 31, 2001, an increase of approximately $362,000 or 29%. This increase is the result of improved economy, consumer confidence in flat free tires and restocking of inventory levels to pre-recession levels.

The Company's cost of sales increased by approximately $281,000 to $1,339,171 for the six months ended July 31, 2002. This increase relates to the increase in sales. As a percentage of sales, cost of sales decreased to 82% for the six months ended July 31, 2002 from 84% for the six months ended July 31, 2001. This percentage decrease resulted from a mix of tire products that yield higher profit margins. Raw material costs in 2002 were 62% of sales compared to 58% of sales in 2001. By reformulating its chemical mix and raw material usage, the Company intends to make efforts to reduce the raw material cost as a percentage of sales to 60% in future periods.

General and administrative expenses for the six months ended July 31, 2002 were approximately $307,000 compared to approximately $219,000 for the six months ended July 31, 2001. The increase is primarily due to the fact that additional professional services are required since the Company is now public.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash and cash equivalents of $38,575 at July 31, 2002. Business liquidity and capital resources were adequate during the period to fund all capital and operating expense requirements. Operations were primarily funded from internally generated funds and working capital advanced by the major shareholder.

For the six months ended July 31, 2002, net cash provided by operating activities was $109,264, which was mainly attributable to restricted cash being released from restriction. Such cash was subsequently used to pay the outstanding amount due under a line of credit.

Investing activity included equipment purchases of $1,261 during the six months ended July 31, 2002. The Company also entered into a capital lease agreement in April 2002 to finance the acquisition of equipment.

Net cash used in financing activities of $85,107 during the six months ended July 31, 2002 consisted primarily of repayment of $99,981 under a line of credit. The Company also received an advance from a shareholder of $16,000.

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

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Pursuant to a note agreement dated December 26, 2001, a note holder elected in April 2002 to receive quarterly interest in shares of restricted common stock in lieu of cash payment. At April 30, 2002, accrued interest payable to this note holder was $863. Under the terms of the note agreement, the number of shares to be issued was calculated at 50% of the daily average of the market price of the common stock for the 30-calendar days preceding the interest due date. As a result of this election, the note holder was issued 7,505 shares of restricted common stock in June 2002.

Pursuant to a note agreement dated November 12, 2001, a note holder elected in May 2002 to receive quarterly interest in shares of restricted common stock in lieu of cash payment. At April 30, 2002, accrued interest payable to this note holder was $2,329. Under the terms of the note agreement, the number of shares to be issued was calculated at 50% of the daily average of the market price of the common stock for the 30-calendar days preceding the interest due date. As a result of this election, the note holder was issued 21,707 shares of restricted common stock in June 2002.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

99.1     Certification by Chief Executive Officer pursuant to 18 U.S.C. 1350

99.2     Certification by Chief Financial Officer pursuant to 18 U.S.C. 1350

(b) Reports on Form 8-k

None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 10th day of September 2002.

                       KIK TECHNOLOGY INTERNATIONAL, INC.



Date: September 10, 2002





By:  /s/ Donald P. Dean
-----------------------------------------
Donald P. Dean, Chairman and Secretary

By:  /s/ William M. Knooihuizen
-----------------------------------------
William M. Knooihuizen, President and Director

By:  /s/ Kuldip C. Baid
-----------------------------------------
Kuldip C. Baid, Chief Financial Officer and
Director

By:  /s/ A. Rene Dervaes, Jr.
-----------------------------------------
A. Rene Dervaes, Jr., Director

                                 CERTIFICATIONS

     I, William Knooihuizen, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of KIK Technology International, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: September 12, 2002

/s/ William Knooihuizen
---------------------------------------------
William Knooihuizen
Chief Executive Officer (or equivalent thereof)

     I, Kuldip C. Baid, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of KIK Technology International, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: September 12, 2002

/s/ Kuldip C. Baid
---------------------------------------------
Kuldip C.  Baid
Chief Financial Officer (or equivalent thereof)