Form 10QSB
period 2002-10-31
KIK TECHNOLOGY INTERNATIONAL INC
filed 2002-12-13
CIK 1109662

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarter ended: October 31, 2002

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

                         Common Stock, $0.001 par value
                           --------------------------
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No[_]

Number of shares outstanding of the registrant's class of common stock as of December 10, 2002: 24,040,287.

Copy of Communications to:

                              Mintmire & Associates
                              Donald F. Mintmire, Esq.
                              265 Sunrise Avenue, Suite 204
                              Palm Beach, FL 33480

Transitional Small Business Disclosure Format (check one): Yes [X]  No [_]

                                      INDEX

PART I FINANCIAL INFORMATION

        ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)                            Page

        Condensed consolidated balance sheet at October 31, 2002...............3

        Condensed consolidated statements of operations for
        the three-month and nine-month periods ended
        October 31, 2002 and October 31, 2001..................................4

        Condensed consolidated statements of cash flows for
        the nine-month periods ended October 31, 2002 and October 31, 2001.....5

        Notes to the condensed consolidated financial statements...............6

        ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS...........................8

        ITEM 3. CONTROLS AND PROCEDURES.......................................10

PART II OTHER INFORMATION

        ITEM 1. LEGAL PROCEEDINGS.............................................11

        ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.....................11

        ITEM 3. DEFAULTS UPON SENIOR SECURITIES...............................11

        ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........11

        ITEM 5. OTHER INFORMATION.............................................11

        ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K..............................11

SIGNATURES....................................................................12

CERTIFICATIONS................................................................13

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

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                KIK TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                OCTOBER 31, 2002
                                   (Unaudited)

               ASSETS
Current assets:
   Cash and cash equivalents                                                        $    74,870
   Accounts receivable, net of allowance for doubtful
   accounts of $62,000                                                                  476,237
   Inventories                                                                          430,576
   Deposits                                                                               9,766
                                                                                ---------------
         Total current assets                                                           991,449
                                                                                ---------------

Note receivable, related party                                                           53,400
Deferred financing costs                                                                 11,830
Property and equipment, net                                                             139,858
                                                                                ---------------
         Total assets                                                               $ 1,196,537
                                                                                ===============
               LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                                 $   504,886
   Accrued expenses                                                                      47,396
   Current portion of capital lease obligation                                            3,657
   Amount due to a shareholder                                                           16,000
                                                                                ---------------
         Total current liabilities                                                      571,939
                                                                                ---------------

Capital lease obligation, net of current portion                                         15,432
Notes payable                                                                            68,751
                                                                                ---------------
         Total liabilities                                                              656,122
                                                                                ---------------
Shareholders' equity:
   Common stock, $0.001 par value,
     100,000,000 shares authorized;
     24,040,287 shares issued and outstanding                                            24,040
   Additional paid-in capital                                                         5,064,747
   Accumulated deficit                                                               (4,548,372)
                                                                                ---------------
         Total shareholders' equity                                                     540,415
                                                                                ---------------
         Total liabilities and shareholders' equity                                 $ 1,196,537
                                                                                ===============

     See accompanying notes to condensed consolidated financial statements.

                KIK TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                Three months ended               Nine months ended
                                                                   October 31,                      October 31,
                                                         ----------------------------        ---------------------------
                                                           2002               2001             2002             2001
                                                      ---------------     ------------    ---------------   -------------
Net sales                                              $  862,039         $  662,187        $  2,490,800     $  1,929,011
Cost of sales                                             729,929            598,136           2,069,100        1,656,132
                                                      ---------------    -------------    ---------------   -------------
Gross profit                                              132,110             64,051             421,700          272,879
General and administrative expenses                       158,333            130,241             465,175          348,900
                                                      ---------------    -------------    ---------------   -------------
Loss from operations                                      (26,223)           (66,190)            (43,475)         (76,021)

Interest and other income                                   5,490                  -               7,779            3,064
                                                      ---------------    -------------    ---------------   -------------
Net loss                                               $  (20,733)        $  (66,190)       $    (35,696)    $    (72,957)
                                                      ===============    =============    ===============   =============

Basic and diluted loss per common share                $        *         $        *        $          *     $          *
                                                      ===============    =============    ===============   =============

Weighted average number of common shares outstanding   24,028,950         22,700,000          24,004,305       22,700,000
                                                      ===============    =============    ===============   =============

* Less than $0.01 per share



     See accompanying notes to condensed consolidated financial statements.

                KIK TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                        Nine months ended
                                                                           October 31,
                                                                 -----------------------------
                                                                     2002             2001
                                                                --------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities             $    156,638    $    (46,688)
                                                                --------------  --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                                   (11,474)        (22,159)
                                                                --------------  --------------

     Net cash used in investing activities                           (11,474)        (22,159)
                                                                --------------  --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under line of credit                                                       57,981
Payments under line of credit                                        (99,981)
Payment under capital lease obligation                                (1,992)
Advance from shareholder                                              16,000
                                                                --------------  --------------

     Net cash provided by (used in) financing activities             (85,973)         57,981
                                                                --------------  --------------

Net increase (decrease) in cash and cash equivalents                  59,191         (10,866)

Cash and cash equivalents, beginning of period                        15,679         141,331
                                                                --------------  --------------

Cash and cash equivalents, end of period                        $    74,870     $    130,465
                                                                ==============  ==============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

   Cash paid for interest                                       $      1,172    $      3,615
                                                                ==============  ==============

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
  AND FINANCING ACTIVITIES:

    Capital lease obligation incurred for new equipment         $     21,081
                                                                ==============


     See accompanying notes to condensed consolidated financial statements.

                KIK TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARY
          NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                OCTOBER 31, 2002
                                   (Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited interim condensed consolidated financial statements of KIK Technology International, Inc. and Subsidiary (the "Company") include the accounts of KIK Technology International, Inc. and its wholly-owned subsidiary, KIK Technology, Inc. Both Companies are incorporated in California. All significant intercompany accounts and transactions have been eliminated on consolidation.

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

3. INVENTORIES

Inventories are valued at the lower of cost or market. Cost is determined principally on the average cost method. Inventories consist of raw materials of $230,971 and finished goods of $199,605 at October 31, 2002.

4. DEFERRED FINANCING COSTS

Deferred financing costs represent fees paid to investment bankers and attorneys in connection with debt agreements entered into by the Company. These fees are being amortized over the two-year term of the related debt. Amortization related to these fees was $2,730 and $8,190 for the three-month and nine-month periods ended October 31, 2002, respectively.

5. ADVANCE FROM SHAREHOLDER

In March 2002, the Company's majority shareholder advanced $16,000 to the Company to finance the Company's working capital requirements. The advance is unsecured, bears no interest and is due on demand.

6. COMMITMENTS AND CONTINGENCIES

The Company entered into a capital lease agreement in April 2002 to finance the acquisition of $21,081 of equipment. The lease has an imputed interest rate of approximately 8.75% and is collateralized by the leased equipment. Monthly payments under the lease are $433, and the lease expires in March 2007.

7. SIGNIFICANT CONCENTRATIONS

The Company grants credit, generally without collateral, to its customers. The Company has one customer, that is also a supplier, which accounted for approximately 66% and 67% of sales for the three-month and nine-month periods ended October 31, 2002, respectively; approximately 65% of sales for each of the three-month and nine-month periods ended October 31, 2001, respectively; approximately 90% and 93% of raw material purchases for the three-month and nine-month periods ended October 31, 2002, respectively; and approximately 93% and 92% of raw material purchases for the three-month and nine-month periods ended October 31, 2001, respectively. This same customer accounted for approximately 55% of the Company's accounts receivable and approximately 61% of the Company's accounts payable as of October 31, 2002.

8. DEBT

In April 2002, the Company paid $99,981 that was outstanding under a line of credit.

Pursuant to a note agreement dated December 26, 2001, a note holder elected in each of the first three quarters of 2002 to receive quarterly interest in shares of restricted common stock in lieu of cash payment. Under the terms of the note agreement, the number of shares to be issued was calculated at 50% of the daily average of the market price of the common stock for the 30-calendar days preceding the interest due date. As a result of this election, the note holder was issued 7,505 shares of restricted common stock in June 2002 and 8,692 shares of restricted common stock in September 2002. At October 31, 2002, accrued interest payable to this note holder was $630. The Company expects to issue 15,559 shares of restricted common stock to this note holder in lieu of cash payment during the fourth quarter of 2002.

Pursuant to a note agreement dated November 12, 2001, a note holder elected in each of the first three quarters of 2002 to receive quarterly interest in shares of restricted common stock in lieu of cash payment. Under the terms of the note agreement, the number of shares to be issued was calculated at 50% of the daily average of the market price of the common stock for the 30-calendar days preceding the interest due date. As a result of this election, the note holder was issued 21,707 shares of restricted common stock in June 2002 and 17,383 shares of restricted common stock in September 2002. At October 31, 2002, accrued interest payable to this note holder was $1,260. The Company expects to issue 31,118 shares of restricted common stock to this note holder in lieu of cash payment during the fourth quarter of 2002.

The Company recognized interest expense related to the line of credit and notes payable of $3,365 and $12,324 for the three-month and nine-month periods ended October 31, 2002, respectively. The Company recognized interest expense related to the line of credit of $1,560 and $4,086 for the three-month and nine-month periods ended October 31, 2001, respectively.

9. PRIVATE PLACEMENTS

Pursuant to the terms of a private placement agreement, the Company was attempting to raise $600,000 through the placement of two-year senior notes bearing interest at 10%. During the year ended January 31, 2002, $75,000 was raised under this private placement. No additional funds were raised subsequent to January 31, 2002, and the Company canceled this private placement agreement during the quarter ended October 31, 2002.

The Company is contemplating a new private placement agreement prior to January 31, 2003, whereby the Company will attempt to raise $600,000 through the placement of four-year convertible bonds bearing interest at 11%.

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

The accompanying consolidated financial statements include the accounts of KIK Technology International, Inc. and its wholly-owned subsidiary, KIK Technology, Inc. (KTI), a company incorporated in California in June 1988. Prior to September 4, 2001, KTI was a wholly owned United States subsidiary of KIK Tire
Technologies Inc. (KTTI), a Canadian public company traded on the Canadian Venture Exchange. On September 4, 2001, the Company, formerly known as Russian-Imports.com (RIC), a California Corporation, entered into a share exchange agreement with KTI and KTTI. Pursuant to the agreement, KTTI exchanged all of its shares of KTI for 16,700,000 shares of RIC's common stock. The transaction represented a reverse acquisition of RIC by KTI, since KTTI owned approximately 73.6% of the post-acquisition shares of the consolidated entity immediately after the completion of the transaction. At the date of the transaction, RIC was a shell company with no net assets. For accounting purposes, the acquisition was treated as an acquisition of RIC by KTI and as a re-capitalization of KTI. The historical shareholders' equity of KTI, prior to the transaction, was retroactively restated for the equivalent number of shares exchanged in the transaction after giving effect to any difference in the par value of RIC and KTI's common stock, with an offset to additional paid-in capital.

Concurrent with the reverse acquisition, Russian-Imports.com changed its name to KIK Technology International, Inc.

RESULTS OF OPERATIONS

The following table sets forth certain operating data for KIK Technology International, Inc. and subsidiary for the periods indicated below:

                                                      Three months ended
                                                          October 31,
                                                --------------------------------
                                                     2002              2001
                                                --------------   ---------------
Net sales                                       $  862,039       $   662,187
Cost of sales                                      729,929           598,136
General and administrative expenses                158,333           130,241
Net loss                                           (20,733)          (66,190)

COMPARISON OF THE THREE MONTHS ENDED OCTOBER 31, 2002 TO THE THREE MONTHS ENDED OCTOBER 31, 2001

The Company posted net sales of approximately $862,000 for the three months ended October 31, 2002 compared to approximately $662,000 for the three months ended October 31, 2001, an increase of approximately $200,000 or 30%. This increase is the result of an improved economy, consumer confidence in flat free tires and increased customer orders resulting in restocking of inventory levels to pre-recession levels.

The Company's cost of sales increased by approximately $132,000 to $729,929 for the three months ended October 31, 2002. This increase relates to the increase in sales. As a percentage of sales, cost of sales decreased to 85% for the three months ended October 31, 2002 from 90% for the three months ended October 31, 2001. This percentage decrease resulted from increased sales of particular tire products that yield higher profit margins. Raw material costs in 2002 were 65% of sales compared to 63% of sales in 2001. By reformulating its chemical mix and raw material usage, the Company intends to make efforts to reduce the raw material cost as a percentage of sales to 60% in future periods.

General and administrative expenses for the three months ended October 31, 2002 were approximately $158,000 compared to approximately $130,000 for the three months ended October 31, 2001. The increase is primarily due to additional professional services which are now required since the Company is now public.

                                                    Nine months ended
                                                       October 31,
                                            ------------------------------------
                                                    2002            2001
                                             ---------------    ----------------
Net sales                                    $   2,490,800      $   1,929,011
Cost of sales                                    2,069,100          1,656,132
General and administrative expenses                465,175            348,900
Net loss                                           (35,696)           (72,957)

COMPARISON OF THE NINE MONTHS ENDED OCTOBER 31, 2002 TO THE NINE MONTHS ENDED OCTOBER 31, 2001

The Company posted net sales of approximately $2,491,000 for the nine months ended October 31, 2002 compared to approximately $1,929,000 for the nine months ended October 31, 2001, an increase of approximately $562,000 or 29%. This increase is the result of an improved economy, consumer confidence in flat free tires and restocking of inventory levels to pre-recession levels.

The Company's cost of sales increased by approximately $413,000 to $2,069,100 for the nine months ended October 31, 2002. This increase relates to the increase in sales. As a percentage of sales, cost of sales decreased to 83% for the nine months ended October 31, 2002 from 86% for the nine months ended October 31, 2001. This percentage decrease resulted from a mix of tire products that yield higher profit margins. Raw material costs in 2002 were 62% of sales compared to 58% of sales in 2001. By reformulating its chemical mix and raw material usage, the Company intends to make efforts to reduce the raw material cost as a percentage of sales to 60% in future periods.

General and administrative expenses for the nine months ended October 31, 2002 were approximately $465,000 compared to approximately $349,000 for the nine months ended October 31, 2001. The increase is primarily due to additional professional services which are now required since the Company is now public.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash and cash equivalents of $74,870 at October 31, 2002. Business liquidity and capital resources were adequate during the period to fund all capital and operating expense requirements. Operations were primarily funded from internally generated funds and working capital advanced by the major shareholder.

For the nine months ended October 31, 2002, net cash provided by operating activities was $156,638, which was mainly attributable to restricted cash of $100,000 being released from restriction. Such cash was subsequently used to pay the outstanding amount ($99,981) due under a line of credit.

Investing activity included equipment purchases of $11,474 during the nine months ended October 31, 2002. The Company also entered into a capital lease agreement in April 2002 to finance the acquisition of equipment.

Net cash used in financing activities of $85,973 during the nine months ended October 31, 2002 consisted primarily of repayment of $99,981 under a line of credit. The Company also received an advance from a shareholder of $16,000.

During the quarter ended October 31, 2002, the Company canceled a private placement agreement, whereby the Company was attempting to raise $600,000 through the placement of two-year senior notes bearing interest at 10%.

The Company believes that sufficient cash will be generated from the following sources to fund its operations for the next twelve months:

o Pursuant to a contemplated private placement, the Company may attempt to raise $600,000 through the placement of four-year convertible bonds bearing interest at 11%.

o The Company will continue its efforts in closely monitoring and collecting receivables and has established more stringent credit policies for certain of its customers to facilitate more timely payment of amounts due from those customers.

o The Company will also attempt to generate cash by increasing its customer base.

ITEM 3. CONTROLS AND PROCEDURES

On December 10, 2002, the Company's management concluded its evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. As of the Evaluation Date, the Company's President and Chief Executive Officer and its Chief Financial Officer concluded that the Company maintains disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed in the Company's reports under the Securities Act of 1934 (Exchange Act) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its President and Chief Executive Officer and its Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company's management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management's control objectives. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Pursuant to a note agreement dated December 26, 2001, a note holder elected to receive quarterly interest in shares of restricted common stock in lieu of cash payment. Under the terms of the note agreement, the number of shares to be issued was calculated at 50% of the daily average of the market price of the common stock for the 30-calendar days preceding the interest due date. As a result of this election, the note holder was issued 7,505 shares of restricted common stock in June 2002 and 8,692 shares of restricted common stock in September 2002.

Pursuant to a note agreement dated November 12, 2001, a note holder elected to receive quarterly interest in shares of restricted common stock in lieu of cash payment. Under the terms of the note agreement, the number of shares to be issued was calculated at 50% of the daily average of the market price of the common stock for the 30-calendar days preceding the interest due date. As a result of this election, the note holder was issued 21,707 shares of restricted common stock in June 2002 and 17,383 shares of restricted common stock in September 2002.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

In September 2002, A. Rene Dervaes, Jr., one of the members of the Company's Board of Directors, resigned for personal reasons. He did not do so because of a disagreement with the registrant on any matter relating to the registrant's operations, policies or practices, and therefore did not furnish the registrant with a letter describing any such disagreement requesting that any matter be disclosed.

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



Date: December 10, 2002


By: /s/ Donald P. Dean
-----------------------------------------
Donald P. Dean, Chairman and Secretary

By:  /s/ William M. Knooihuizen
-----------------------------------------
William M. Knooihuizen, President and Director

By: /s/ Kuldip C. Baid
-----------------------------------------
Kuldip C. Baid, Chief Financial Officer and
Director

                 CERTIFICATION PURSUANT TO RULE 13A-14 OR 15D-14
                     OF THE SECURITIES EXCHANGE ACT OF 1934,
      AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiary, is made known to us during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report; and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of that date;


5. The registrant's other certifying officers and I have disclosed to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):


     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  December 10, 2002


                          /s/ William Knooihuizen
                          --------------------------
                             William Knooihuizen
                             Chief Executive Officer

                 CERTIFICATION PURSUANT TO RULE 13A-14 OR 15D-14
                     OF THE SECURITIES EXCHANGE ACT OF 1934,
      AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


        a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiary, is made known to us during the period in which this quarterly report is being prepared;


        b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report; and


        c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of that date;


5. The registrant's other certifying officers and I have disclosed to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):


        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  December 10, 2002
                                /s/ Kuldip C. Baid
                                ---------------------------
                                 Kuldip C. Baid
                                 Chief Financial Officer

Exhibit 99.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly Report of KIK Technology International, Inc. (the "Company") on Form 10-QSB for the period ending October 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, William Knooihuizen, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.




/s/ William M. Knooihuizen
-------------------------------
William M. Knooihuizen
Chief Executive Officer
December 10, 2002

Exhibit 99.2

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly Report of KIK Technology International, Inc. (the "Company") on Form 10-QSB for the period ending October 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Kuldip C. Baid, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



/s/ Kuldip C. Baid
--------------------------------
Kuldip C. Baid
Chief Financial Officer
December 10, 2002