Form 10KSB
period 2003-01-31
KIK TECHNOLOGY INTERNATIONAL INC
filed 2003-05-02
CIK 1109662

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

--------------------------------------------------------------------------------

(Mark one)
[X] Annual Report Under Section 13 or 15(d) of The Securities Exchange
    Act of 1934

    For the fiscal year ended January 31, 2003

[ ] Transition Report Under Section 13 or 15(d) of The Securities Exchange
    Act of 1934

     For the transition period from ______________ to _____________

--------------------------------------------------------------------------------

                         Commission File Number: 0-30197

                       KIK TECHNOLOGY INTERNATIONAL, INC.
        (Exact name of small business issuer as specified in its charter)

        California                                             91-2021602
(State of incorporation)                                (IRS Employer ID Number)

                  590 Airport Road, Oceanside, California 92054
                    (Address of principal executive offices)

                                 (760) 967-2777
                           (Issuer's telephone number)

--------------------------------------------------------------------------------

      Securities registered under Section 12 (b) of the Exchange Act: None

         Securities registered under Section 12(g) of the Exchange Act:
                          Common Stock $.001 par value

--------------------------------------------------------------------------------

Check  whether  the issuer  has (1) filed all  reports  required  to be files by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for the fiscal year ended January 31, 2003 was $3,155,541.

The aggregate market value of voting common equity held by non-affiliates as of January 31, 2003 was approximately $295,479.

The aggregate market value of the voting common equity held by non-affiliates as of April 28, 2003 was $300,159 based upon 24,203,985 shares outstanding of which 7,503,985 are held by non-affiliates and a share price of $0.04. No non-voting common equity is outstanding.

As of April 28, 2003, there were 24,203,985 shares of Common Stock issued and outstanding.

Transitional Small Business Disclosure Format: Yes [ ]  No [X]

                       KIK TECHNOLOGY INTERNATIONAL, INC.

                                INDEX TO CONTENTS

                                                                     Page Number
                                                                     -----------
PART I

Item 1   Description of Business                                            3
Item 2   Description of Property                                            7
Item 3   Legal Proceedings                                                  7
Item 4   Submission of Matters to a Vote of Security Holders                8

PART II

Item 5   Market for Company's Equity and Related Stockholder Matters        8
Item 6   Management's Discussion and Analysis or Plan of Operation          9
Item 7   Financial Statements                                              13
Item 8   Changes in and Disagreements with Accountants
         on Accounting and Financial Disclosures                           14

PART III

Item 9   Directors, Executive Officers, Promoters and Control Persons;
         Compliance with Section 16(a) of the Exchange Act                 14
Item 10  Executive Compensation                                            15
Item 11  Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Matters                                   16
Item 12  Certain Relationships and Related Transactions                    16
Item 13  Exhibits and Reports on 8-K                                       16
Item 14  Controls and Procedures                                           16

SIGNATURES                                                                 17

CERTIFICATION                                                              18

                  CAUTION REGARDING FORWARD-LOOKING INFORMATION

Certain statements contained in this annual filing, including, without limitation, statements containing the words "believes", "anticipates", "expects" and words of similar import, constitute forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

Such factors include, among others, the following: international, national and local general economic and market conditions: demographic changes; the ability of the Company to sustain, manage or forecast its growth; the ability of the Company to successfully make and integrate acquisitions; raw material costs and availability; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; and other factors referenced in this and previous filings.

Given these uncertainties, readers of this Form 10-KSB and investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

                                     PART I

ITEM 1 - DESCRIPTION OF BUSINESS

BUSINESS DEVELOPMENT

On September 4, 2001, KIK Technology International, Inc. (KTII) (formerly Russian-Imports.com) issued 16,700,000 shares of restricted, unregistered common stock to KIK Tire Technologies, Inc. (a publicly-owned Canadian corporation)
(KTTI) for 100.0% of the issued and outstanding stock of KIK Technology, Inc. (a wholly- owned subsidiary of KTTI). By virtue of this transaction, KIK Technology, Inc. became a wholly-owned subsidiary of KTII and KTTI became an approximate 73.6% shareholder in KTII. Concurrent with this transaction,
Russian-Imports.com changed it's corporate name to KIK Technologies International, Inc.

At the transaction date, KTII was a "shell company" as the Company had no assets or liabilities, had generated no revenues since inception and had incurred total expenses of approximately $940,000 since its inception on February 1, 2000 through the September 4, 2001 transaction.

The acquisition of KIK Technology, Inc. (KTI), on September 4, 2001, by KTII effected a change in control of KTII and was accounted for as a "reverse acquisition" whereby KTI is the accounting acquiror for financial statement purposes. For accounting purposes, the acquisition was treated as an acquisition of the Company by KIK and as a recapitalization of KIK. The historical shareholders' equity of KIK, prior to the transaction, was retroactively restated for the equivalent number of shares exchanged in the transaction after giving effect to any difference in the par value of the Company and KIK's common stock, with an offset to additional paid-in capital.

Accordingly, the historical consolidated financial statements of the Company are those of KTI from it's inception and those of the consolidated entity subsequent to the September 4, 2001 transaction date.

The Company follows the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America and has adopted a year-end of January 31.

The Company operates through it's wholly-owned subsidiary, KIK Technology,  Inc.
(KTI). KTI operates from its manufacturing plant and marketing offices located at Oceanside, California and manufactures and markets an extensive and high quality line of off-highway micro-cellular polyurethane tires for the healthcare, light industrial, lawn and garden and recreational industries.

The current KIK production processes, formulations, manufacturing equipment, and line of some 150 products are the result of over ten years of research and development, funded by over $5 million of invested capital, and protected by trade secrets and licensing agreements.

In its formative years, KIK, through it's research and development efforts, developed new and tougher varieties of urethane formulations for it's products; obtained tooling for new products; and added extensive production capacity. The Company introduced initiated various marketing programs as capital was available resulting in revenues of approximately $3.2 million for Fiscal 2003, approximately $2.6 million for Fiscal 2002 and approximately and $3.7 million for Fiscal 2001. Revenues are generated through direct sales to the medical market segment (primarily wheelchair tires) and through an extensive network of third party marketing distributors. KIK now intends to implement ambitious marketing strategies, directly and through carefully selected new strategic partners. The manufacturing infrastructure sufficient to meet projected demand through the next few years is in place.

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

During the second fiscal quarter of Fiscal 2002, the Company issued 4,200,000 shares of its common stock, pursuant to the S-8 Registration Statement previously registered with the Securities and Exchange Commission, to four (4) third party outside consultants for services in developing products for import, such services valued at $420,000. The issuances were part of a plan conceived in January 2001 and implemented in this quarter.

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

Effective at the end of each Fiscal quarter during Fiscal 2003, the Company and the holders of the two convertible notes agreed for the payment of accrued interest in restricted, unregistered common stock. The Company issued an aggregate 101,964 shares of restricted, unregistered common stock in payment of accrued interest. These transactions were valued at an aggregate approximately $6,978. The convertible note terms allow for the payment of accrued interest with restricted, unregistered common stock using an average value of 50% of the daily average of the market price of the common stock for the 30 calendar days preceding the interest due date. In two instances, the closing stock price, as discounted was at or in excess of the closing price on the settlement date. In two instances, the closing stock price on the settlement date was in excess of the prescribed calculation. The differential between the discounted "fair value" and the settlement price resulted in a charge to operations of approximately $906 for compensation expense related to common stock issuances at less than "fair value".

BUSINESS STRATEGY

KIK is a manufacturer of micro-cellular polyurethane (MCP) tires with the technology and equipment to take advantage of the growing market for flat-free tires. It has developed what it considers is an excellent reputation within the industry.

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

The  Company   will  also   continue  to  pursue  and   evaluate   new  business
diversification opportunities available tit using its technology.

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

The Company has a machine shop and maintains its own testing and quality assurance equipment and program. Completed tires must meet specific protocols such as weight and pressure. Whenever possible, the Company purchases raw materials in bulk to produce significant savings in the manufacturing process.

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

RECREATIONAL: Although the Company has products for recreational devices such as golf carts and skate boards, this market is dominated by bicycles. KIK will likely manufacture bicycle tires outside of North America through selected strategic (joint venture) partners in countries such as China active in export markets, and where users are reliant on the bicycle as basic transportation. There are an estimated 500 million bicycles in China and approximately 90 million more are manufactured each year, with 40 million remaining in China, and the balance exported.

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

ADVERTISING & PROMOTION

As the Company has available capital, the Company is developing a variety of collateral materials to support sales efforts. These materials include informational and instructional video tapes, brochures, product catalogs with data sheets, flyers, sample presentations etc. The Company also advertises and markets its products on its website - www.kiktire.com.

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

EMPLOYEES

As of April 28, 2003, the Company has 24 full-time employees. None of these employees are represented by a labor union. The Company considers its relations with its employees to be excellent. The Company may employ additional personnel, as necessary, to accommodate future expansion.

ITEM 2 - DESCRIPTION OF PROPERTY

The Company maintains its executive offices at 590 Airport Road, Oceanside, CA. 92054. Its telephone number is (760) 967-2777.

The Company leases approximately 13,480 square feet of space under a non-cancellable lease expiring in May 2005. The lease requires monthly payments as follows: $8,307 for the first 12 months; $8,639 for the next 12 months and $8,984 for the next 12 months. Rent expense incurred under this lease was approximately $97,800 and $93,000 for the years ended January 31, 2003 and 2002, respectively. Future amounts due under this agreement are as follows:

                                          Year ending
                                          January 31,            Amount
                                          -----------            ------
                                            2004                $102,340
                                            2005                 106,428
                                            2006                  35,936
                                                                --------
                                            Total               $244,704
                                                                ========

ITEM 3 - LEGAL PROCEEDINGS

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse impact either individually or in the aggregate on consolidated results of operations, financial position or cash flows of the Company.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company has not conducted any meetings of shareholders during the preceding quarter or periods subsequent thereto.

                                     PART II

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

As of April 28, 2003, there were 24,203,985 shares of $0.001 par value common stock (the "Common Stock") of the Company outstanding and owned by approximately 56 shareholders of record, exclusive of shareholders holding their certificates in street name.

Our Certificate of Incorporation authorizes the issuance of 100,000,000 shares of $0.001 par value common stock. Our Certificate of Incorporation does not allow for the issuance of any class of preferred stock. Holders of shares of common stock are entitled to one vote for each share on all matters to be voted on by the stockholders. Holders of common stock have cumulative voting rights. Holders of shares of common stock are entitled to share ratably in dividends, if any, as may be declared, from time to time by the Board of Directors in its discretion, from funds legally available therefor. In the event of a liquidation, dissolution, or winding up of the company, the holders of shares of common stock are entitled to share pro rata all assets remaining after payment in full of all liabilities.
Holders of common stock have no preemptive or other subscription rights, and there are no conversion rights or redemption or sinking fund provisions with respect to such shares.

During 2001, the Company filed a request for clearance of quotations on the OTC Bulletin Board under SEC Rule 15c2-11, Subsection (a)(5) with NASD Regulation Inc. A Clearance Letter was issued to the Company and was issued the trading symbol "KKTI".

The ask/high and bid/low information for each calendar quarter since September 4, 2001, noting that the over-the-counter quotations provided herein reflect inter-dealer prices, without retail markup, mark-down or commission and may not represent actual transactions.

                                                                High        Low
                                                                ----        ---
Fiscal Year ended January 31, 2002
  Third quarter 2002 (September 4, 2001 - October 31, 2001)     $0.30      $0.08
  Fourth quarter 2002 (November 1, 2001 - January 31, 2002)     $0.23      $0.08

Fiscal Year ended January 31, 2003
  First quarter 2003 (February 1, 2002 - April 30, 2002)        $0.33      $0.16
  Second quarter 2003 (May 1, 2002 - July 31, 2002)             $0.22      $0.13
  Third quarter 2003 (August 1, 2002 - October 31, 2002)        $0.19      $0.05
  Fourth quarter 2003 (November 1, 2002 - January 31, 2003)     $0.12      $0.04

DIVIDENDS

The Company has never paid or declared any dividends on its common stock and does not anticipate paying cash dividends in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

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

Effective at the end of each quarter during Fiscal 2003, the Company and the holders of the two convertible notes agreed for the payment of accrued interest in restricted, unregistered common stock. During Fiscal 2003, the Company issued an aggregate 101,964 shares of restricted, unregistered common stock during Fiscal 2003 in payment of accrued interest. These transactions were valued at an aggregate approximately $6,978. The convertible note terms allow for the payment of accrued interest with restricted, unregistered common stock using an average value of 50% of the daily average of the market price of the common stock for the 30 calendar days preceding the interest due date. In two instances, the closing stock price, as discounted was at or in excess of the closing price on the settlement date. In two instances, the closing stock price on the settlement date was in excess of the prescribed calculation. The differential between the"fair value" and the settlement price resulted in a charge to operations of approximately $906 for compensation expense related to common stock issuances at less than "fair value".

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

During Fiscal 2003, the Company achieved revenues of approximately $3,156,000 as compared to approximately $2,567,000 for Fiscal 2002. These revenues were derived primarily from the sale of tire products. Net loss for the year ended January 31, 2003 was approximately $(12,700) as compared to a net loss of approximately ($179,000) for the year ended January 31, 2002. The net loss in 2002 included an extraordinary gain of approximately $203,000 resulting from the extinguishment of trade accounts payable that related to prior business operations. The net loss per share of common stock for Fiscal 2003 was approximately $0.00 per share and for Fiscal 2002 was approximately $0.01.

RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes.

YEAR ENDED JANUARY 31, 2003 AS COMPARED TO THE YEAR ENDED JANUARY 31, 2002

The Company posted net sales of approximately $3,156,000 for the fiscal year ended January 31, 2003 as compared to net sales of approximately $2,567,000 for the fiscal year ended January 31, 2002. This increase reflects sales of the Company's tire products to both key customers and other new third party customers during the year as management made an effort to replace the business lost during Fiscal 2002.

The Company's cost of sales increased by approximately $354,000 to approximately $2,600,000 for the year ended January 31, 2003 as compared to approximately $2,245,000 for the year ended January 31, 2002. This increase profiles favorably to the increase in sales volume during Fiscal 2003. Virtually all of the increase is directly attributable to increased raw material purchases. All other costs related to production were relatively stable during Fiscal 2003. The Company experienced a gross profit margin of approximately 17.71% (approximately $556,000) for Fiscal 2003 as compared to approximately 12.54% (approximately $322,000) for Fiscal 2002.

General and administrative expenses dropped from approximately $712,000 for Fiscal 2002 to approximately $578,000 in Fiscal 2003. At the KIK operating subsidiary level, all general and administrative costs were virtually consistent (approximately $536,000 for Fiscal 2002 versus $525,000 for Fiscal 2003). The difference reflects various overhead expenses at the corporate administrative level which are subject to random fluctuation based upon business and overhead activities.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash and cash equivalents of approximately $27,000 and $16,000 at January 31, 2003 and 2002, respectively. The Company maintained business liquidity and capital resources during the year adequate to fund all capital and operating expense requirements. Operations were primarily funded from internally generated funds, line of credit borrowings, and capital raised via a private placement of securities in previous years.

For the years ended January 31, 2002 and 2001, net cash provided by (used in) operating activities was approximately $18,000 and $(157,000), respectively. Net cash used in operating activities consists of cash received from sales of products to customers, less purchases of raw materials, payment of payroll and payment of other general operating expenses, including interest.

Cash provided by (used in) investing activities was approximately $80,000 and $($76,000) for the years ended January 31, 2003 and 2002, respectively. The Fiscal 2003 increase was attributable to the release of a $100,000 certificate of deposit pledged as collateral on a revolving line of credit which was retired during Fiscal 2003. The Fiscal 2002 cash utilization was mainly due to acquisition of equipment of $(22,000) and funding on a note receivable from the Company's President of approximately ($53,400). This note agreement with the President contains terms calling for the accrual of interest at 4% per year with principal and interest due on or before May 11, 2003.

The Company experienced cash provided by (used in) financing activities of approximately $(89,000) in Fiscal 2003 compared to $107,000 for Fiscal 2002. The Fiscal 2003 usage was related principally to the retirement of the Company's line of credit with a financial institution. The Fiscal 2002 net fundings in this category were attributable to net borrowings on the Company's line of credit with a financial institution and the proceeds from the sale of convertible notes and warrants.

The Company believes that sufficient cash will be generated internally to fund its operations for the next twelve months.

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

ACCOUNTS RECEIVABLE

     The Company continuously monitors collections and payments from its customers and maintains an allowance for estimated uncollectible accounts based upon historical experience and specific customer collections issues that have been identified. Depending upon management's assessment of a customer's creditworthiness and order size, certain shipments are made on "COD" terms using common carriers.

     Since accounts receivable are concentrated in a relatively few customers, a significant change in the liquidity or financial position of any one of these customers could have a material adverse impact on the collectibility of the Company's accounts receivable and future operating results. In the event of complete non-performance by any customer or customers, the maximum exposure to the Company would be the recorded amount of trade accounts receivable shown on the balance sheet at the date of non-performance.

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

     For periods prior to November 1, 2002, the Company has chosen to account for employee stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25 (APB No. 25), Accounting for Stock Issued to Employees, and related interpretations. Accordingly, employee compensation cost for stock options and warrants is measured as the excess, if any, of the market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. This treatment was allowed under Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" (SFAS 123).

     In December 2002, FASB issued Statement of Financial Accounting Standards No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure" (SFAS 148). This statement amends SFAS 123 and provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. This statement also amends the disclosure requirements of SFAS 123 to require more prominent and frequent disclosures in financial statements about the effects of stock compensation. The transition guidance and annual disclosure provisions of SFAS 148 are effective for financial statements issued for fiscal years ending after December 15, 2002. Effective November 1, 2003, the first day of the reporting quarter including the effective date of SFAS 148, the Company's Board of Directors, in conjunction with public opinion and SFAS 148, elected to expense the imputed compensation cost related to any stock options granted during Fiscal 2003 and for future periods. The Company did not issue any stock options during Fiscal 2003 and the adoption of SFAS 148 did not have a material impact on our results of operations or financial condition.

ITEM 7 - FINANCIAL STATEMENTS

The financial statements called for under this item appear under the caption Index to Financial Statements (Page F-1 hereof).


                (Remainder of this page left blank intentionally)

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On March 6, 2003, the Company notified its accountants, Horwath Gelfond Hochstadt Pangburn, P.C. of Denver, Colorado that they were being dismissed as the Company's independent auditors. The stated reasons were that the Company wanted to try to save audit costs and limit expenses. The Company's Board of Directors made the decision to change accountants.

Financial statements audited by Horwath Gelfond Hochstadt Pangburn, P.C. did not contain any adjustment for uncertainties stated therein. The Company has had no disagreements with Horwath Gelfond Hochstadt Pangburn, P.C. on any matter of accounting principle or practice, financial statement disclosure or auditing scope or procedure.

During the Company's past two (2) fiscal years and during any subsequent interim period preceding the date of dismissal, the Company has had no disagreements with Horwath Gelfond Hochstadt Pangburn, P.C. on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

The report of Horwath Gelfond Hochstadt Pangburn, P.C. on the financial statements for the past two (2) fiscal years did not contain an adverse opinion nor a disclaimer of opinion nor was the report qualified or modified as to uncertainty, audit scope or accounting principles.

On March 6, 2003, the Company received a letter from Horwath Gelfond Hochstadt Pangburn, P.C. that it agreed with the statements contained in the Company's Current Report on Form 8-K filing.

On March 6, 2003, the Company engaged the firm of S. W. Hatfield, CPA of Dallas, Texas as the Company's independent auditors. Prior to such engagement, the Registrant had not consulted S. W. Hatfield, CPA on any prior matters, including any matters relative to the application of accounting principles or any subject of disagreement with Horwath, Gelfond, Hochstadt, Pangburn, P.C.

On March 4, 2002, the Company notified its accountant, Rogelio G. Castro that he was being dismissed as the Company's independent auditor of record. The stated reason was that the Company would retain Horwath Gelfond Hochstadt Pangburn, P.C., the auditor of the Company's operating subsidiary as the auditor of the consolidated entity. This decision to change accountants was approved by the Board of Directors of the Company.

From the Registrant's inception (February 1, 2000) through December 31, 2000 and during subsequent interim periods preceding the date of dismissal, the company has had no disagreements with Rogelio G. Castro on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

           Name                       Age                    Position
           ----                       ---                    --------
       Donald P. Dean                 67               Chairman and Director
   William M. Knooihuizen             59              President and Director
       Kuldip C. Baid                 55              Chief Financial Officer
                                                           and Director

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

WILLIAM M. KNOOIHUIZEN, PE William M. Knooihuizen serves as President and Director of KKTI. He joined KIK Technology, Inc. in May, 1993, and was appointed President and CEO of that company in 1996. He has over 34 years experience in urethane processing technology, where he has held the positions of V.P./General Manager for Dam Industries, Inc., United Foam Corporation and Evanite Permaglass. He received a degree in Chemical Engineering from Penn State University in 1966.

KULDIP C. BAID, CA Kuldip C. Baid serves as CFO and Director of KKTI. He has been with KIK Technology, Inc. since 1987. Mr. Baid is a Canadian Chartered Accountant who from 1981 to 1986 was Manager of Tax with Turbo Resources Ltd. Previous work experience includes public accounting practice with Deloitte & Touche; employment as a financial analyst for Oxford Development Group Ltd.; and Manager of Accounting for Carma Developers Ltd.. Mr. Baid received a B. Commerce degree from the University of Alberta in 1976 and completed his certification as a Chartered Accountant in 1979.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

No Director, Officer, Beneficial Owner of more than ten percent (10%) of any class of securities of the Company failed to file reports required by Section 16(a) of the Exchange Act during the most recent fiscal year or prior fiscal years.

ITEM 10 - EXECUTIVE COMPENSATION

The following summary compensation table sets forth the aggregate cash compensation paid or accrued by the Company to each of the Company's executive officers for services rendered to the Company during the Company's fiscal years ended 2003, 2002 and 2001 and all plan and non-plan compensation awarded to, earned by or paid to certain designated executive officers.

                                                                  Long-Term
                                                                Compensation
                                    Annual Compensation            Awards              Payouts
                                   ----------------------  ------------------------    -------
                                                Other      Restricted    Securities                  All
                                   Salary/      Annual       Stock       Underlying     LTIP        Other
Name/Title                 Year     Bonus    Compensation    Awards     Options/SARs   Payouts   Compensation
----------                 ----    -------   ------------    ------     ------------   -------   ------------
Donald P. Dean             2003     $-0-         $-0-         $-0-          $-0-        $-0-          $-0-
Chairman and Secretary     2002     $-0-         $-0-         $-0-          $-0-        $-0-          $-0-
                           2001     $-0-         $-0-         $-0-          $-0-        $-0-          $-0-

William P. Knooihuizen     2003   $143,000     $15,000        $-0-          $-0-        $-0-          $-0-
President                  2002   $143,000     $15,000        $-0-          $-0-        $-0-          $-0-
                           2001   $140,000     $15,000        $-0-          $-0-        $-0-          $-0-

Kuldip C. Baid             2003    $72,000       $-0-         $-0-          $-0-        $-0-          $-0-
Chief Financial Officer    2002     $-0-         $-0-         $-0-          $-0-        $-0-          $-0-
                           2001     $-0-         $-0-         $-0-          $-0-        $-0-          $-0-

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

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table shows, as of January 31, 2003, the shares of Common Stock beneficially owned by all of the persons who served as the directors or officers of the Company during Fiscal 2003 as well as the principal shareholders (greater than 5%) of the Company individually and, as to the directors and officers, as a group. The address of each person or entity, unless otherwise noted, is c/o KIK Technology International, Inc., 590 Airport Road, Oceanside, California 92054.

The number of shares beneficially owned by each person or entity is determined under rules of the Securities and Exchange Commission, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the person has the sole or shared voting power or investment power and also any shares which the person has the right to acquire as of a date within 60 days after the relevant date through the exercise of any stock option or other right.

                                                                  % of Class
 Name and address                 Number of Shares            Beneficially Owned
 ----------------                 ----------------            ------------------
KIK Tire Technologies Inc.          16,700,000                      69.3%
Donald P. Dean                         250,000                       1.0%
William M. Knooihuizen                 250,000                       1.0%
Kuldip C. Baid                         250,000                       1.0%

All officers and directors             950,000                       3.0%
 as a group

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In May 2001, the Company advanced $53,400 on a 4.0% note receivable from its President, William Knooihuizen. The Note bears interest at 4.0% per annum and all principal and accrued interest are due by May 2003. The Company recorded interest income of approximately $2,100 and $1,600 for the years ended January 31, 2003 and 2002.

During the year ended January 31, 2002, the Company paid $14,000 to its majority shareholder, KIK Tire Technologies, Inc. for administrative and accounting services rendered.

ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-K

99.1 Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

REPORTS ON FORM 8-K

March 6, 2003 - Reporting an Item 4 - Changes in Registrant's Certifying Accountant

ITEM 14 - CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Exchange Act, within the 90 days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer and the Company's Chief Financial Officer. Based upon that evaluation, the Company's President and Chief Executive Officer and the Company's Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective.
There have been no significant changes in the Company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

--------------------------------------------------------------------------------

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              KIK TECHNOLOGY INTERNATIONAL, INC.

Dated: April 30, 2003                                 /s/ Kuldip C. Baid
       --------------                                 --------------------------
                                                                  Kuldip C. Baid
                                                         Chief Financial Officer
                                                                    and Director

In accordance with the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date as indicated.


Dated: April 30, 2003                                 /s/ Donald P. Dean
       --------------                                 --------------------------
                                                                  Donald P. Dean
                                                          Chairman and Secretary


Dated: April 30, 2003                                 /s/ William M. Knooihuizen
       --------------                                 --------------------------
                                                          William M. Knooihuizen
                                                          President and Director


Dated: April 30, 2003                                 /s/ Kuldip C. Baid
       --------------                                 --------------------------
                                                                  Kuldip C. Baid
                                                         Chief Financial Officer
                                                                    and Director

       CERTIFICATION PURSUANT TO SECTION 302 OF SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of KIK Technology International, Inc. (Registrant) on Form 10-KSB for the year ended January 31, 2003, as filed with the Securities and Exchange Commission, on the date hereof, I, William M. Knooihuizen, Chief Executive Officer of the Registrant, certify to the best of my knowledge, that:

1) I have reviewed this Annual Report on Form 10-KSB of KIK Technology International, Inc. for the year ended January 31, 2003.

2) Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3) Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report;

4) The registrant's other certifying officers, if any, and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

     a)  designed  such  disclosure  controls  and  procedures  to  ensure  that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;
     b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"); and
     c) presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) The Registrant's other certifying officers, if any, and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6) The Registrant's other certifying officers, if any, and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ William M. Knooihuizen                               Dated: April 30, 2003
--------------------------                                      --------------
William M. Knooihuizen
Chief Executive Officer

       CERTIFICATION PURSUANT TO SECTION 302 OF SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of KIK Technology International, Inc. (Registrant) on Form 10-KSB for the year ended January 31, 2003, as filed with the Securities and Exchange Commission, on the date hereof, I, Kuldip C. Baid, Chief Financial Officer of the Registrant, certify to the best of my knowledge, that:

1) I have reviewed this Annual Report on Form 10-KSB of KIK Technology International, Inc. for the year ended January 31, 2003.

2) Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3) Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report;

4) The registrant's other certifying officers, if any, and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

     a)  designed  such  disclosure  controls  and  procedures  to  ensure  that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;
     b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"); and
     c) presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) The Registrant's other certifying officers, if any, and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6) The Registrant's other certifying officers, if any, and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


/s/ Kuldip C. Baid                                       Dated: April 30, 2003
------------------                                              --------------
Kuldip C. Baid
Chief Financial Officer

                KIK TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARY

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                            Page
                                                                            ----

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
   S. W. Hatfield, CPA                                                       F-2
   Horwath Gelfond Hochstadt Pangburn, P. C.                                 F-3

CONSOLIDATED FINANCIAL STATEMENTS

   Consolidated Balance Sheet as of January 31, 2003                         F-4

   Consolidated Statements of Operations and Comprehensive Loss
    for the years ended January 31, 2003 and 2002                            F-5

   Consolidated Statement of Changes in Stockholders' Equity
    for the years ended January 31, 2003 and 2002                            F-6

   Consolidated Statements of Cash Flows
    for the years ended January 31, 2003 and 2002                            F-7

   Notes to Consolidated Financial Statements                                F-9

S. W. HATFIELD, CPA
certified public accountants

Member: Texas Society of Certified Public Accountants
        Press Club of Dallas


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors and Stockholders
KIK Technology International, Inc.

We have audited the accompanying consolidated balance sheet of KIK Technology International, Inc. and Subsidiary (California corporations) as of January 31, 2003 and the related statements of operations and comprehensive loss, changes in stockholders' equity and cash flows for the year ended January 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of KIK Technology International, Inc. as of and for the year ended January 31, 2002 were audited by other auditors whose report was dated May 3, 2002 and was unqualified.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

The 2003 financial statements referred to above, in our opinion, present fairly, in all material respects, the consolidated financial position of KIK Technology International, Inc. and Subsidiary as of January 31, 2003 and the results of their operations and their cash flows for the year ended January 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

                                   /s/ S. W. HATFIELD, CPA
Dallas, Texas
April 18, 2003


                      Use our past to assist your future (sm)
(secure mailing address)                   (overnight delivery/shipping address)
P. O. Box 820395                               9002 Green Oaks Circle, 2nd Floor
Dallas, Texas  75382-0395                               Dallas, Texas 75243-7212
214-342-9635 (voice)                                          (fax) 214-342-9601
800-244-0639                                                      SWHCPA@aol.com

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
KIK Technology International, Inc.

We have audited the accompanying statement of operations, changes in stockholders' equity and cash flows of KIK Technology International, Inc. and Subsidiary for the year ended January 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of their operations and their cash flows for the year ended January 31, 2003 in conformity with accounting principles generally accepted in the United States of America.


/s/ HORWATH GELFOND HOCHSTADT PANGBURN, P. C.
----------------------------------------------
HORWATH GELFOND HOCHSTADT PANGBURN, P. C.

Denver, Colorado
May 3, 2002

                KIK TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                January 31, 2003

                                                                January 31, 2003
                                                                ----------------
                                     ASSETS
CURRENT ASSETS
  Cash on hand and in bank                                        $    26,692
  Accounts receivable
    Trade, net of allowance for doubtful accounts of
     approximately $16,215                                            372,209
    Other                                                               5,407
  Inventories                                                         301,411
  Prepaid expenses                                                        436
                                                                  -----------
      TOTAL CURRENT ASSETS                                            706,155
                                                                  -----------

PROPERTY AND EQUIPMENT - AT COST                                      576,782
  Less Accumulated depreciation                                      (438,239)
                                                                  -----------
      NET PROPERTY AND EQUIPMENT                                      138,543
                                                                  -----------

OTHER ASSETS
  Note receivable from officer                                         53,400
  Refundable deposits                                                   4,800
  Deferred debt issuance costs, net of accumulated
   amortization of approximately $12,740                                9,100
                                                                  -----------
      TOTAL OTHER ASSETS                                               67,300
                                                                  -----------

TOTAL ASSETS                                                      $   911,998
                                                                  ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Notes payable to investors, net of accompanying warrant
    discount of approximately $4,775                              $    70,225
  Current maturity of capital lease payable                             3,738
  Accounts payable - trade                                            170,447
  Other accrued expenses                                               72,020
  Advances from majority shareholder                                   16,000
                                                                  -----------
      TOTAL CURRENT LIABILITIES                                       332,430
                                                                  -----------

LONG-TERM DEBT
  Capital lease payable                                                14,465
                                                                  -----------
      TOTAL LIABILITIES                                               346,895
                                                                  -----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY Common stock - $0.001 par value
   100,000,000 shares authorized
   24,086,964 shares issued and outstanding                            24,087
  Additional paid-in capital                                        5,066,381
  Accumulated deficit                                              (4,525,365)
                                                                  -----------
      TOTAL STOCKHOLDERS' EQUITY                                      565,103
                                                                  -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $   911,998
                                                                  ===========


The accompanying notes are an integral part of these consolidated financial statements.

                KIK TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARY
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                      Years ended January 31, 2003 and 2002

                                                                      Year ended           Year ended
                                                                      January 31,          January 31,
                                                                         2003                 2002
                                                                     ------------         ------------
REVENUES - net of returns and allowances                             $  3,155,541         $  2,567,412
COST OF SALES                                                          (2,599,799)          (2,245,370)
                                                                     ------------         ------------

GROSS PROFIT                                                              555,742              322,042
                                                                     ------------         ------------
OPERATING EXPENSES
  Selling, general and administrative expenses                            578,027              711,825
  Compensation expense related to common
   stock issuances at less than "fair value"                                  904                   --
                                                                     ------------         ------------
      TOTAL OPERATING EXPENSES                                            578,931              711,825
                                                                     ------------         ------------

LOSS FROM OPERATIONS                                                      (23,189)            (389,783)

OTHER INCOME
  Interest and other income (expense) - net                                10,500                8,106
                                                                     ------------         ------------

LOSS BEFORE PROVISION FOR INCOME TAXES AND EXTRAORDINARY ITEM             (12,689)            (381,677)

PROVISION FOR INCOME TAXES                                                     --                   --
                                                                     ------------         ------------

LOSS BEFORE EXTRAORDINARY ITEM                                            (12,689)            (381,677)

EXTRAORDINARY ITEM
  Forgiveness and extinguishment of accounts payable                           --              202,733
                                                                     ------------         ------------

NET LOSS                                                                  (12,689)            (178,944)

OTHER COMPREHENSIVE INCOME                                                     --                   --
                                                                     ------------         ------------

COMPREHENSIVE LOSS                                                   $    (12,689)        $   (178,944)
                                                                     ============         ============
Net loss per weighted-average share of common
 stock outstanding, calculated on Net Loss -
 basic and fully diluted From continuing operations                  $      (0.00)        $      (0.02)
Extraordinary item                                                           0.00                 0.01
                                                                     ------------         ------------
                                                                     $      (0.00)        $      (0.01)
                                                                     ============         ============
Weighted-average number of shares
 of common stock outstanding                                           24,035,930           23,080,151
                                                                     ============         ============

The accompanying notes are an integral part of these consolidated financial statements.

                KIK TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARY
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                      Years ended January 31, 2003 and 2002

                                          Common Stock           Additional
                                      ---------------------       paid-in         Accumulated
                                      Shares         Amount       capital          Deficit           Total
                                      ------         ------       -------          -------           -----
BALANCES AT FEBRUARY 1, 2001        22,700,000      $22,700      $4,959,756      $(4,333,732)      $ 648,724

Issuance of common stock
  For cash                              85,000           85           8,415               --           8,500
  For consulting services            1,200,000        1,200          82,800               --          84,000

Sale of warrants in private
 placement of convertible
 notes, net of issuance costs               --           --           7,629               --           7,629

Net loss for the year                       --           --              --         (178,944)       (178,944)
                                    ----------      -------      ----------      -----------       ---------

BALANCES AT JANUARY 31, 2002        23,985,000       23,985       5,058,600       (4,512,676)        569,909

Issuance of common stock
  For payment of accrued interest      101,964          102           6,875               --           6,977
  Compensation expense related
   to issuance of shares at
   less than "fair value"                   --           --             906               --             906

Net loss for the year                       --           --              --          (12,689)        (12,689)
                                    ----------      -------      ----------      -----------       ---------

BALANCES AT JANUARY 31, 2003        24,086,964      $24,087      $5,066,381      $(4,525,365)      $ 565,103
                                    ==========      =======      ==========      ===========       =========

The accompanying notes are an integral part of these consolidated financial statements.

                KIK TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      Years ended January 31, 2003 and 2002

                                                               Year ended       Year ended
                                                               January 31,      January 31,
                                                                  2003             2002
                                                               ---------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss for the year                                        $ (12,689)        $(178,944)
  Adjustments to reconcile net loss to net cash
   provided by operating activities
      Depreciation and amortization                               48,400            45,967
      Amortization of warrant discount on notes payable            5,896             1,118
      Provision for doubtful accounts receivable                  16,215            21,063
      Expenses paid with common stock                              6,977            84,000
      Gain from extinguishment of debt                                --          (202,733)
      Compensation expense related to common stock
       issuances at less than "fair value"                           906                --
  (Increase) Decrease in
    Accounts receivable - trade and other                        105,415          (239,028)
    Inventory                                                     24,761            44,505
    Prepaid expenses and other                                        --            13,363
  Increase (Decrease) in
    Accounts payable                                            (216,699)          260,600
    Other accrued expenses                                        38,576            (7,312)
                                                               ---------         ---------
NET CASH USED IN OPERATING ACTIVITIES                             17,758          (157,401)
                                                               ---------         ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Decrease in restricted cash                                    100,000                --
  Cash advanced on note receivable from officer                       --           (54,300)
  Purchase of property and equipment                             (19,887)          (22,332)
                                                               ---------         ---------
NET CASH USED IN INVESTING ACTIVITIES                             80,113           (75,732)
                                                               ---------         ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net borrowings (payments) on bank line of credit               (99,981)           49,981
  Payments on long-term capital lease                             (2,877)               --
  Cash advanced by majority shareholder                           16,000                --
  Proceeds from sale of common stock                                  --             8,500
  Proceeds from sale of convertible notes and warrants                --            70,840
  Cash paid acquire convertible notes and warrants                    --           (21,840)
                                                               ---------         ---------
NET CASH USED IN FINANCING ACTIVITIES                            (86,858)          107,481
                                                               ---------         ---------

INCREASE (DECREASE) IN CASH                                       11,013          (125,652)

Cash at beginning of period                                       15,679           141,331
                                                               ---------         ---------

CASH AT END OF PERIOD                                          $  26,692         $  15,679
                                                               =========         =========

                                  - CONTINUED -

The accompanying notes are an integral part of these consolidated financial statements.

                KIK TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                      Years ended January 31, 2003 and 2002

                                                             Year ended       Year ended
                                                             January 31,      January 31,
                                                                2003             2002
                                                             ---------         ---------
SUPPLEMENTAL DISCLOSURE OF INTEREST AND
INCOME TAXES PAID
  Interest paid for the period                                $  2,636          $6,189
                                                              ========          ======
  Income taxes paid for the period                            $     --          $   --
                                                              ========          ======
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
AND FINANCING ACTIVITIES
  Acquisition of equipment on a long-term capital lease       $ 21,080          $   --
                                                              ========          ======

The accompanying notes are an integral part of these consolidated financial statements.

                KIK TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - ORGANIZATION AND DESCRIPTION OF BUSINESS

KIK Technology International, Inc. (KTII) was incorporated on February 1, 2000 under the laws of the State of California as Russian-Imports.com.
Russian-Imports.com was initially founded to develop an internet e-commerce website which would sell handmade lacquer boxes, Matroshka dolls and crystal imported from Russia. This venture was unsuccessful.

On September 4, 2001, KTII (formerly Russian-Imports.com) issued 16,700,000 shares of restricted, unregistered common stock to KIK Tire Technologies, Inc. (a publicly-owned Canadian corporation) (KTTI) for 100.0% of the issued and outstanding stock of KIK Technology, Inc. (a wholly-owned subsidiary of KTTI). By virtue of this transaction, KIK Technology, Inc. became a wholly-owned subsidiary of KTII and KTTI became an approximate 73.6% shareholder in KTII. Concurrent with this transaction, Russian-Imports.com changed it's corporate name to KIK Technologies International, Inc.

At the transaction date, KTII was a "shell company" as the Company had no assets or liabilities, had generated no revenues since inception and had incurred total expenses of approximately $940,000 since its inception on February 1, 2000 through the September 4, 2001 transaction.

KIK Technology, Inc. (KIK) was incorporated in June 1988 under the laws of the State of California. KIK manufactures and markets an extensive and high quality line of off-highway micro-cellular polyurethane tires for the healthcare, light industrial, lawn and garden and recreational industries. KIK operates from a sole manufacturing plant and marketing offices located in Oceanside, CA.

The Company's principal raw materials are purchased from a sole supplier who is also a major customer for the Company's products. In the event of any disruption in the availability of raw materials or a market for the Company's products purchased by this key supplier, the Company may experience a negative economic impact. The Company believes that suppliers of raw materials are available at comparable prices and management is seeking other avenues of distribution of the Company's products to consumers. Management is of the opinion that no interruption of either raw materials or product demand will occur.

NOTE B - PREPARATION OF FINANCIAL STATEMENTS

The acquisition of KIK Technology, Inc. (KTI), on September 4, 2001, by KTII effected a change in control of KTII and was accounted for as a "reverse acquisition" whereby KTI is the accounting acquiror for financial statement purposes. Accordingly, the historical consolidated financial statements of the Company are those of KTI from it's inception and those of the consolidated entity subsequent to the September 4, 2001 transaction date.

The Company follows the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America and has adopted a year-end of January 31.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                KIK TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARY

NOTE B - PREPARATION OF FINANCIAL STATEMENTS - CONTINUED

Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company's system of internal accounting control is designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods being presented

For segment reporting purposes, the Company operated in only one industry segment during the periods represented in the accompanying financial statements and makes all operating decisions and allocates resources based on the best benefit to the Company as a whole.

These financial statements reflect the books and records of KIK Technology International, Inc. (formerly Russian-Imports.com) (KTII) and KIK Technology, Inc. (KTI) as of and for the years ended January 31, 2003 and 2002, respectively. All significant intercompany transactions have been eliminated in consolidation. The consolidated entities are referred to as Company.

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1.   CASH AND CASH EQUIVALENTS

     For Statement of Cash Flows purposes, the Company considers all cash on hand and in banks, including accounts in book overdraft positions, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents.

     Cash overdraft positions may occur from time to time due to the timing of making bank deposits and releasing checks, in accordance with the Company's cash management policies.

2.   ACCOUNTS RECEIVABLE AND REVENUE RECOGNITION

     In the normal course of business, the Company extends unsecured credit to virtually all of its customers which are located throughout the United States and are principally concentrated in the midwest region of the country. Depending upon management's assessment of creditworthiness and order size, certain shipments are made on "COD" terms using common carriers. Because of the credit risk involved, management has provided an allowance for doubtful accounts which reflects its opinion of amounts which will eventually become uncollectible. In the event of complete non-performance, the maximum exposure to the Company is the recorded amount of trade accounts receivable shown on the balance sheet at the date of non-performance.

     The Company recognizes revenue from the sale of tires and accessories upon shipment to, or receipt by customers, depending upon contractual terms and when there is no significant uncertainty regarding the consideration to be received and the associated costs to be incurred. Additionally, the Company recognizes reductions of recorded revenue for product returns from unsatisfied customers and other billing adjustments or corrections, at the point that the returned products are received by the Company or upon the completion of negotiations between the Company and it's customer.

                KIK TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARY

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

3.   INVENTORY

     Inventory consists of raw materials, principally chemical feedstocks, and finished goods, principally tires and accessories manufactured by the Company and other minor miscellaneous items purchased from third-party vendors for resale as a component of the Company's products.

     Inventory is valued at the lower of cost or market value, using principally the average cost method.

4.   PROPERTY AND EQUIPMENT

     Property and equipment are recorded at historical cost. These costs are depreciated over the estimated useful lives, generally two (2) to seven (7) years, of the individual assets using the straight-line method. Gains and losses from the disposition of property and equipment are included in operations as incurred.

     In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company follows the policy of evaluating all property and equipment as of the end of each reporting quarter. For each of the years ended January 31, 2003 and 2002, no charges to operations were made for impairments in the future benefit of property and equipment.

5.   DEFERRED DEBT ISSUE COSTS

     Deferred debt issue costs represent monies paid investment bankers and legal counsel in connection with the $75,000 in convertible notes payable. These costs are amortized as a component of operations over the life of the underlying debt instrument using the straight line method.

6.   INCOME TAXES

     The Company uses the asset and liability method of accounting for income taxes. At January 31, 2003 and 2002, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

     As of January 31, 2003 and 2002, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved.

7.   ADVERTISING COSTS

     The Company does not conduct any direct response advertising activities. For non-direct response advertising, the Company charges the costs of these efforts to operations at the first time the related advertising is published.

                KIK TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARY

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

8.   EARNINGS (LOSS) PER SHARE

     Basic  earnings  (loss) per share is computed  by  dividing  the net income
     (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of January 31, 2003 and 2002, the Company's issued and outstanding, warrants, options and convertible debt are considered antidilutive due to the Company's net operating loss position.

9.   EMPLOYEE STOCK OPTIONS

     For periods prior to November 1, 2002, the Company has chosen to account for employee stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25 (APB No. 25), Accounting for Stock Issued to Employees, and related interpretations. Accordingly, employee compensation cost for stock options and warrants is measured as the excess, if any, of the market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. This treatment was allowed under Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" (SFAS 123).

     In December 2002, FASB issued Statement of Financial Accounting Standards No. 148 "Accounting for Stock- Based Compensation - Transition and Disclosure" (SFAS 148). This statement amends SFAS 123 and provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock- based employee compensation. This statement also amends the disclosure requirements of SFAS 123 to require more prominent and frequent disclosures in financial statements about the effects of stock-based compensation. The transition guidance and annual disclosure provisions of SFAS 148 are effective for financial statements issued for fiscal years ending after December 15, 2002. Effective November 1, 2003, the first day of the reporting quarter including the effective date of SFAS 148, the Company's Board of Directors, in conjunction with public opinion and SFAS 148, elected to expense the imputed compensation cost related to any stock options granted during Fiscal 2003 and for future periods. The Company did not issue any stock options during Fiscal 2003 and the adoption of SFAS 148 did not have a material impact on our results of operations or financial condition.

10.  NEW AND PENDING ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards (" SFAS") No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets". SFAS No. 141, among other things, eliminates the pooling of interests method of accounting for business acquisitions entered into after June 30, 2001. SFAS No. 142 requires companies to use a fair-value approach to determine whether there is impairment of existing and future goodwill. In August 2001, FASB issued SFAS No. 144 "Accounting for Impairment of Long-Lived Assets". SFAS No. 144 supersedes SFAS No. 121 "Accounting for the
     Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and APB No. 30 "Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" and combines the two accounting models into a single model based on the framework established in SFAS No. 121. We were required to implement these pronouncements for the fiscal year beginning June 1, 2002. The implementation of these pronouncements did not have a material impact on our results of operations or financial condition.

                KIK TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARY

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

10.  NEW AND PENDING ACCOUNTING PRONOUNCEMENTS

     In June 2001, FASB also issued SFAS No. 143 "Accounting for Asset Retirement Obligations" that addresses asset retirement obligations that result from the acquisition, construction or normal operation of long-lived assets. It requires companies to recognize asset retirement obligations as a liability when the liability is incurred at its fair value. There was no impact on our results of operations or financial condition as a result of the adoption of the standard.

     In April 2002, FASB issued SFAS No. 145 "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections". SFAS No. 13 is amended to eliminate any inconsistency between the required accounting for sale leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to leaseback transactions. This statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. We will be required to adopt this standard in our fiscal year beginning June 1, 2003. We do not believe that there will be a material impact on our results of operations or financial condition as a result of the adoption of this standard.

     In June 2002, FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities". This statement requires recording costs associated with exit or disposal activities at their fair value when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management's commitment to an exit plan, which is generally before an actual liability has been incurred. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002. This standard will not have a material impact on our results of operations or financial condition.

     In November 2002, the FASB issued Interpretation No. 45 ("FIN45") "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that is has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements and initial measurement requirements of FIN45 are effective prospectively for guarantees issued or modified after December 31, 2002. We are not a party to any agreement in which we are a guarantor of indebtedness of others. Accordingly, the pronouncement is currently not applicable to us.

NOTE D - FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of cash, accounts receivable, accounts payable and notes payable, as applicable, approximates fair value due to the short term nature of these items and/or the current interest rates payable in relation to current market conditions.

Interest rate risk is the risk that the Company's earnings are subject to fluctuations in interest rates on either investments or on debt and is fully dependent upon the volatility of these rates. The Company does not use derivative instruments to moderate its exposure to interest rate risk, if any.

Financial risk is the risk that the Company's earnings are subject to fluctuations in interest rates or foreign exchange rates and are fully dependent upon the volatility of these rates. The company does not use derivative instruments to moderate its exposure to financial risk, if any.

                KIK TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARY

NOTE E - CONCENTRATIONS OF CREDIT RISK

The Company and its KIK subsidiary maintain their respective cash accounts in financial institutions subject to insurance coverage issued by the Federal Deposit Insurance Corporation (FDIC). Under FDIC rules, the Company and its subsidiaries are entitled to aggregate coverage of $100,000 per account type per separate legal entity per financial institution. During the years ended January 31, 2003 and 2002, respectively, the various operating companies had deposits in a financial institution with credit risk exposures in excess of statutory FDIC coverage. The Company has incurred no losses during Fiscal 2003 or 2002 as a result of any of these unsecured situations.

NOTE F - INVENTORIES

Inventories consist of the following at January 31, 2003:

                                                                  January 31,
                                                                     2003
                                                                   --------
     Raw materials                                                 $ 57,271
     Finished goods                                                 244,140
                                                                   --------

     Total                                                         $301,411
                                                                   ========

NOTE G - PROPERTY AND EQUIPMENT

Property and equipment consists of the following at January 31, 2003:

                                                  January 31,
                                                     2003         Estimated life
                                                   --------       --------------

         Machinery and Equipment                   $530,039          7 years
         Office furniture and fixtures               23,284          5 years
         Leasehold improvements                      14,180          2 years
         Vehicles                                     9,279          5 years
                                                   --------
                                                    576,782
         Less accumulated depreciation             (438,239)
                                                   --------

         Net property and equipment                $138,543
                                                   ========

Depreciation expense for the years ended January 31, 2003 and 2002 was approximately $37,480 and $44,148, respectively.

NOTE H - RESTRICTED CASH

As collateral for a $100,000 line of credit at KIK's principal financial institution, KIK placed and pledged a $100,000 certificate of deposit as collateral. This amount was released and returned to KIK upon the repayment and termination of the line of credit.

                KIK TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARY

NOTE I - NOTE RECEIVABLE FROM OFFICER

In May 2001, the Company loaned $53,400 to its President. The loan bears interest at 4.0% annually and is unsecured. All principal and unpaid interest are due upon maturity in May 2003. Pursuant to the provisions of Sarbanes-Oxley Act of 2002, this loan may not be renewed or extended upon maturity.

NOTE J - NOTES PAYABLE TO INVESTORS

Pursuant to the terms of a private placement agreement, the Company attempted to raise up to $600,000 through the placement of two-year senior notes bearing interest at 10% payable quarterly. This Private Placement Memorandum was terminated by the Company during the fiscal quarter ended October 31, 2002.

In November 2001, the Company entered into an agreement with an investment banker whereby the investment banker would act as exclusive dealer-manager in this private placement of securities to be issued by the Company pursuant to Regulation D of the Securities Act of 1933, as amended. As compensation, the investment banker was paid $15,000 for professional fees and will receive a commission equal to 10% of the gross proceeds, an expense allowance equal to 4% of the gross proceeds and, for every $500,000 raised, 150,000 shares of the Company's restricted, unregistered common stock. Such shares will be issued upon completion of the private placement. In addition, the investment banker will have the option to nominate one person to the Company's Board of Directors if at least $2,000,000 is raised. As of the termination of this Private Placement Memorandum, only $75,000 had been successfully raised.

Note holders can elect, with the consent of the Company, to accept Company common stock in lieu of cash interest payments. Such payments in stock would be calculated at 50% of the daily average of the market price of the common stock for the 30-calendar days preceding the interest due date. After six months from the date of issue of the notes, the Company can convert the notes to common stock if the daily average market price of the Company's common stock for any 30-calendar days after the initial six-month period equals or exceeds $1.00. The conversion of the notes to common stock would also be calculated at 50% of the daily average market price for the 30 days prior to the Company giving notice of its plan to convert.

In conjunction with the offering of the notes, each note holder was given one warrant for each $1.00 invested. Each warrant allows the holder to purchase one share of the Company's common stock at an initial exercise price of $0.60 per share, and is exercisable for two years. In March 2002, the Company repriced the outstanding warrants to an exercise price of $0.40 per share.

Pursuant to the private placement, the Company sold a $50,000 convertible note on November 12, 2001 and a $25,000 convertible note on December 26, 2001 to two unrelated investors. Warrants to purchase a combined total of 75,000 shares of the Company's common stock at $0.60 per share were also issued to the investors. The warrants were valued at $11,789 using the Black-Scholes option-pricing model, and therefore $11,789 of the total debt proceeds of $75,000 was allocated to the warrants, resulting in a discount on the notes, which will be amortized to interest expense over the term of the underlying debt. During the years ended January 31, 2003 and 2002, approximately $5,900 and $1,100 of the discount was amortized to interest expense. The weighted average assumptions utilized to value the warrants using the Black-Scholes option-pricing model were as follows:

Expected life of the option:    The initial life of the corresponding option,
                                generally two (2) years
Expected volatility in
 the Company's stock price:     150.0%, which was based on fluctuations of the
                                Company's stock price over the past Fiscal year.
Expected dividends:             Zero (0.00) based on past performance

                KIK TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARY

NOTE J - NOTES PAYABLE TO INVESTORS - CONTINUED

Anticipated risk free
 interest rate:                  Estimated to be 2.80%.

The convertible notes contained a beneficial conversion feature valued at a combined total of approximately $63,000. However, because the conversion features are fully contingent upon the occurrence of certain future events, the Company did not record a discount resulting from the beneficial conversion feature.

The aggregate maturities of the notes are as follows:

     Year ending January 31, 2004                                 $ 75,000
     Less unamortized discount                                      (4,775)
                                                                  --------

     Balance at January 31, 2003                                  $ 70,225
                                                                  ========

The Company recognized interest expense related to the line of credit and notes payable of approximately $16,000 and $8,700 for the years ended January 31, 2002 and 2001, respectively.

NOTE K - CAPITAL LEASE PAYABLE

Capital lease payable is as follows:
                                                                     January 31,
                                                                        2003
                                                                      --------
$21,080 capital lease payable to a finance corporation
 Interest at 8.60%.  Payable in monthly installments
 of approximately $432, including accrued interest
 Final maturity due in April 2007.  Collateralized by
 equipment                                                            $ 18,203

     Less current maturities                                            (3,738)
                                                                      --------

     Long-term portion                                                $ 14,465
                                                                      ========

Future maturities of long-term capital leases payable are

                                                Year ending
                                                January 31,              Amount
                                                -----------              ------

                                                   2004                 $ 3,738
                                                   2005                   4,092
                                                   2006                   4,468
                                                   2007                   4,872
                                                   2008                   1,033
                                                                        -------

                                                   Total                $18,203
                                                                        =======

                KIK TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARY

NOTE L - INCOME TAXES

The components of income tax (benefit) expense for the years ended January 31, 2003 and 2002, respectively, are as follows:

                                             January 31,          January 31,
                                                2003                 2002
                                               -------              -------
     Federal:
       Current                                 $    --              $    --
       Deferred                                     --                   --
                                               -------              -------
                                                    --                   --
                                               -------              -------
     State:
       Current                                      --                   --
       Deferred                                     --                   --
                                               -------              -------
                                                    --                   --
                                               -------              -------

       Total                                   $    --              $    --
                                               =======              =======

The Company has a net operating loss carryforward of approximately $4,200,000 to offset future taxable income. Subject to current regulations, this carryforward will begin to expire in 2005. The amount and availability of the net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

The Company's income tax expense for the years ended January 31, 2003 and 2002, respectively, are as follows:

                                                      January 31,    January 31,
                                                         2003           2002
                                                       --------       --------

Statutory rate applied to loss before income taxes     $ (4,300)      $(60,800)
Increase (decrease) in income taxes resulting from:
  State income taxes                                         --             --
  Other, including reserve for deferred tax asset         4,300         60,800
                                                       --------       --------

  Income tax expense                                   $     --       $     --
                                                       ========       ========

Temporary differences, consisting primarily of net operating loss carryforwards, statutory deferrals of expenses for organizational costs and accrued, but unpaid, accruals for officer compensation and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and liabilities as of January 31, 2003 and 2002, respectively:

                                               January 31,           January 31,
                                                  2003                  2002
                                               -----------          -----------
Deferred tax assets
  Net operating loss carryforwards             $ 1,700,000          $ 1,700,000
  Less valuation allowance                      (1,700,000)          (1,700,000)
                                               -----------          -----------

Net Deferred Tax Asset                         $        --          $        --
                                               ===========          ===========

                KIK TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARY

NOTE M - COMMON STOCK TRANSACTIONS

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

Effective at the end of each Fiscal quarter, the Company and the holders of the two convertible notes agreed for the payment of accrued interest in restricted, unregistered common stock. The Company issued an aggregate 101,964 shares of restricted, unregistered common stock in payment of accrued interest. These transactions were valued at an aggregate approximately $6,978. The convertible note terms allow for the payment of accrued interest with restricted, unregistered common stock using an average value of 50% of the daily average of the market price of the common stock for the 30 calendar days preceding the interest due date. In two instances, the closing stock price, as discounted was at or in excess of the closing price on the settlement date. In two instances, the closing stock price on the settlement date was in excess of the prescribed calculation. The differential between the discounted "fair value" and the settlement price resulted in a charge to operations of approximately $906 for compensation expense related to common stock issuances at less than "fair value".

NOTE N - STOCK WARRANTS

At January 31, 2003 and 2002, all 75,000 warrants sold in conjunction with the convertible notes private placement were outstanding. 50,000 warrants expire in November 2003, and 25,000 warrants expire in December 2003. In March 2002, the Company reduced the exercise price on the warrants being offered in the private placement from $0.60 to $0.40 per share. This new exercise price was retroactively applied to the note holders who invested $75,000 during the year ended January 31, 2002. The Company has determined that there is no material change in the value of the warrants after recalculating the value by using the Black-Scholes option-pricing model with the new exercise price of $0.40 per share.

In conjunction with the reverse acquisition, which was concluded in September 2001, The Company granted 2,300,000 warrants to certain shareholders of KTTI. These warrants have an exercise price of approximately $0.05 per share and expire in April 2004.



                (Remainder of this page left blank intentionally)

                KIK TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARY

NOTE N - STOCK WARRANTS - CONTINUED

The following table lists the issued and outstanding stock warrants as of January 31, 2003 and 2002, respectively:

                                                                Warrants
                                                 Warrants     outstanding at
                                                originally      January 31,
                                                  issued           2003        Exercise price
                                                ----------      ---------      --------------
Balance at February 1, 2001                             --             --
  Granted:
    Acquisition warrants                         2,300,000      2,300,000        $   0.05
    Convertible note warrants                       75,000         75,000        $   0.40
  Exercised                                             --             --
  Forfeited/Expired                                     --             --
                                                ----------     ----------

Balance at January 31, 2002                      2,375,000      2,375,000
  Granted                                               --             --
  Exercised                                             --             --
  Forfeited/Expired                                     --             --
                                                ----------     ----------

Balance at January 31, 2003                      2,375,000      2,375,000
                                                ==========     ==========

Warrants exercisable January 31, 2003            2,375,000
                                                ==========
Weighted-average exercise price per warrant     $     0.06
                                                ==========

NOTE O - RELATED PARTY TRANSACTIONS

During the year ended January 31, 2002, the Company paid $14,000 to KTTI, its majority shareholder, for administrative and accounting services rendered.

NOTE P - EXTRAORDINARY ITEM

During the fourth quarter of the year ended January 31, 2002, the Company extinguished trade accounts payable (related to prior business operations) resulting in an extraordinary gain of $202,733 as legal counsel informed the Company that the statue of limitations barred collection by the creditors.


                (Remainder of this page left blank intentionally)

                KIK TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARY

NOTE Q - COMMITMENTS AND CONTINGENCIES

LEASED FACILITIES

The Company leases its facilities under a non-cancelable operating lease, which expires in May 2005. The lease requires monthly payments as follows: $8,307 for the first 12 months; $8,639 for the next 12 months and $8,984 for the next 12 months. Rent expense incurred under this lease was approximately $97,800 and $93,000 for the years ended January 31, 2003 and 2002, respectively. Future amounts due under this agreement are as follows:

                                             Year ending
                                             January 31,              Amount
                                             -----------              ------
                                                2004                $102,340
                                                2005                 106,428
                                                2006                  35,936
                                                                    --------

                                                Total               $244,704
                                                                    ========

EMPLOYMENT CONTRACT

In May 2000, KIK entered into an employment agreement with William M. Knooihuizen, the Company's current President and Director. The term of the agreement is for a period of five (5) years. For such services, KIK agreed to pay Mr. Knooihuizen an annual salary in the amount of $143,000, to be paid weekly.

NOTE R - SIGNIFICANT CUSTOMERS

During the year ended January 31, 2003, the Company had two separate customers responsible for an aggregate of approximately 80.3% (68.2% and 12.1%, respectively) of total sales. The largest customer is also a significant vendor of raw materials. The largest key customer was responsible for approximately 57.2% of accounts receivable and 0.0% of accounts payable at January 31, 2003. The second key customer was responsible for approximately 9.02% of accounts receivable and 0.0% of accounts payable at January 31, 2003. There were no other customer responsible for more than 10.0% of total net sales during Fiscal 2003.

During the year ended January 31, 2002, the Company had a single customer, which is also a significant vendor of raw materials, who was responsible for an aggregate of approximately 63% of total sales and approximately 58% of accounts receivable and 55% of accounts payable at January 31, 2002. There were no other customers responsible for more than 10.0% of total net sales during Fiscal 2002.


                (Remainder of this page left blank intentionally)

                KIK TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARY

NOTE S - SELECTED FINANCIAL DATA (UNAUDITED)

The following is a summary of the quarterly results of operations for the years ended January 31, 2003 and 2002, respectively.

                              Quarter ended   Quarter ended   Quarter ended   Quarter ended   Year ended
                                April 30,       July 31,       October 31,     January 31,    January 31,
                                ---------       --------       -----------     -----------    -----------
FISCAL 2003
  Sales                       $   849,370    $   779,391      $   862,039     $   664,741     $ 3,155,541
  Gross profit                    130,084        159,506          132,110         134,042         555,742
  Net earnings after
   provision for
   income taxes                   (23,779)         8,816          (20,733)         23,007     $   (12,689)
  Basic and fully diluted
   earnings per share                 nil            nil              nil             nil             nil
  Weighted average
   number of shares
   issued and outstanding      23,985,000     24,000,606       24,028,950      24,087,471      24,035,930

FISCAL 2002
  Sales                       $   673,899    $   592,925      $   662,187     $   638,401     $ 2,567,412
  Gross profit                     58,047        169,868           64,051          30,076         322,042
  Net earnings after
   provision for
   income taxes                   (45,781)        39,014          (66,190)       (105,987)       (178,944)
  Basic and fully diluted
   earnings per share                 nil            nil              nil           (0.01)          (0.01)
  Weighted-average
   number of shares
   issued and outstanding      22,700,000     22,700,000         22,700,000      23,080,151      23,080,151

NOTE T - SUBSEQUENT EVENTS

In February 2003, the Company issued 150,000 restricted, unregistered shares of common stock in payment of a contract for marketing services. This transaction was valued at approximately $5,000.

In April 2003, the Company issued 22,500 restricted, unregistered shares of common stock in settlement of a January 31, 2003 trade account payable in the amount of approximately $551.

During the first quarter of Fiscal 2004, the Company issued 114,771 shares of restricted, unregistered common stock as payment for accrued interest on convertible notes payable.