Form 10KSB/A
period 2003-01-31
KIK TECHNOLOGY INTERNATIONAL INC
filed 2003-05-06
CIK 1109662

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-KSB/A

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

Dated: May 6, 2003                                    /s/ Kuldip C. Baid
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


Dated: May 6, 2003                                    /s/ Donald P. Dean
       --------------                                 --------------------------
                                                                  Donald P. Dean
                                                          Chairman and Secretary


Dated: May 6, 2003                                    /s/ William M. Knooihuizen
       --------------                                 --------------------------
                                                          William M. Knooihuizen
                                                          President and Director


Dated: May 6, 2003                                    /s/ Kuldip C. Baid
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

/s/ William M. Knooihuizen                               Dated: May 6, 2003
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


/s/ Kuldip C. Baid                                       Dated: May 6, 2003
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

                KIK TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARY

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                            Page
                                                                            ----

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
   S. W. Hatfield, CPA                                                       F-2

CONSOLIDATED FINANCIAL STATEMENTS

   Consolidated Balance Sheet as of January 31, 2003                         F-3

   Consolidated Statements of Operations and Comprehensive Loss
    for the years ended January 31, 2003 and 2002                            F-4

   Consolidated Statement of Changes in Stockholders' Equity
    for the years ended January 31, 2003 and 2002                            F-5

   Consolidated Statements of Cash Flows
    for the years ended January 31, 2003 and 2002                            F-6

   Notes to Consolidated Financial Statements                                F-8

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