Form 10QSB
period 2003-04-30
KIK TECHNOLOGY INTERNATIONAL INC
filed 2003-06-13
CIK 1109662

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

--------------------------------------------------------------------------------
(Mark one)
[X] Quarterly Report Under Section 13 or 15(d) of The Securities Exchange
    Act of 1934

    For the quarterly period ended April 30, 2003

[ ] Transition Report Under Section 13 or 15(d) of The Securities Exchange
    Act of 1934

    For the transition period from ______________ to _____________

--------------------------------------------------------------------------------

                        Commission File Number: 000-30071


                       KIK Technology International, Inc.
        (Exact name of small business issuer as specified in its charter)

      California                                               91-2021602
(State of incorporation)                                (IRS Employer ID Number)

                      590 Airport Road, Oceanside CA 92054
                    (Address of principal executive offices)

                                 (760) 967-2777
                           (Issuer's telephone number)

--------------------------------------------------------------------------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: June 11, 2003: 24,353,985

Transitional Small Business Disclosure Format (check one): YES [ ] NO [X]

                       KIK TECHNOLOGY INTERNATIONAL, INC.

                Form 10-QSB for the Quarter ended April 30, 2003

                                Table of Contents


                                                                          Page
                                                                          ----
PART I - FINANCIAL INFORMATION

  Item 1 Financial Statements                                               3

  Item 2 Management's Discussion and Analysis or Plan of Operation         19

  Item 3 Controls and Procedures                                           21

PART II - OTHER INFORMATION

  Item 1 Legal Proceedings                                                 22

  Item 2 Changes in Securities                                             22

  Item 3 Defaults Upon Senior Securities                                   22

  Item 4 Submission of Matters to a Vote of Security Holders               22

  Item 5 Other Information                                                 22

  Item 6 Exhibits and Reports on Form 8-K                                  22

SIGNATURES                                                                 23

CERTIFICATION PURSUANT TO SECTION 302 OF SARBANES-OXLEY ACT OF 2002        24

                                     PART I

ITEM 1 - FINANCIAL STATEMENTS

                KIK Technology International, Inc. and Subsidiary
                           Consolidated Balance Sheets
                             April 30, 2003 and 2002

                                   (Unaudited)

                                                                        April 30,         April 30,
                                                                          2003              2002
                                                                       ----------        ----------
                                     ASSETS
CURRENT ASSETS
  Cash on hand and in bank                                             $   58,955        $   25,201
  Accounts receivable
    Trade, net of allowance for doubtful accounts
      of approximately $16,215 and $48,000, respectively                  540,823           572,445
    Other                                                                   5,940                --
  Inventories                                                             318,724           349,233
  Prepaid expenses                                                         15,307               343
                                                                       ----------        ----------

     TOTAL CURRENT ASSETS                                                 939,749           947,222
                                                                       ----------        ----------

PROPERTY AND EQUIPMENT - AT COST,
 NET OF ACCUMULATED DEPRECIATION                                          137,229           146,689
                                                                       ----------        ----------

OTHER ASSETS
  Note receivable from officer                                             53,400            53,400
  Refundable deposits                                                       4,800             4,800
  Deferred debt issuance costs, net of accumulated amortization
   of approximately $15,470 and $4,550, respectively                        6,370            17,290
                                                                       ----------        ----------

       TOTAL OTHER ASSETS                                                  64,570            75,490
                                                                       ----------        ----------

TOTAL ASSETS                                                           $1,141,548        $1,169,401
                                                                       ==========        ==========

The accompanying notes are an integral part of these consolidated financial statements.

                KIK Technology International, Inc. and Subsidiary
                     Consolidated Balance Sheets - Continued
                             April 30, 2003 and 2002

                                   (Unaudited)

                                                                     April 30,           April 30,
                                                                       2003                2002
                                                                    -----------         -----------
                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Notes payable to investors, net of accompanying warrant
   discount of approximately $3,301 and $9,197, respectively        $    71,699         $    65,803
  Current maturity of capital lease payable                               3,738               3,515
  Accounts payable - trade                                              463,496             489,699
  Other accrued expenses                                                 33,204              31,121
  Management fee payable to majority shareholder                         30,000                  --
  Advances from majority shareholder                                     16,000              16,000
                                                                    -----------         -----------

     TOTAL CURRENT LIABILITIES                                          618,137             606,138
                                                                    -----------         -----------

LONG-TERM DEBT
   Capital lease payable                                                 13,557              17,133
                                                                    -----------         -----------

     TOTAL LIABILITIES                                                  631,694             623,271
                                                                    -----------         -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY Common stock - $0.001 par value
   100,000,000 shares authorized
   24,353,985 and 23,985,000 shares issued and outstanding               24,354              23,985
  Additional paid-in capital                                          5,072,501           5,058,600
  Accumulated deficit                                                (4,587,001)         (4,536,455)
                                                                    -----------         -----------

     TOTAL STOCKHOLDERS' EQUITY                                         509,854             546,130
                                                                    -----------         -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $ 1,141,548         $ 1,169,401
                                                                    ===========         ===========

The accompanying notes are an integral part of these consolidated financial statements.

                KIK Technology International, Inc. and Subsidiary
          Consolidated Statements of Operations and Comprehensive Loss
                    Three months ended April 30,2003 and 2002

                                   (Unaudited)

                                                                     Three months          Three months
                                                                        ended                 ended
                                                                       April 30,            April 30,
                                                                         2003                 2002
                                                                     ------------         ------------
REVENUES - net of returns and allowances                             $    792,156         $    849,370
COST OF SALES                                                            (669,941)            (719,286)
                                                                     ------------         ------------

GROSS PROFIT                                                              122,215              130,084
                                                                     ------------         ------------

OPERATING EXPENSES
  Selling, general and administrative expenses                            178,047              154,512
  Compensation expense related to common
   stock issuances at less than "fair value"                                  945                   --
                                                                     ------------         ------------
     TOTAL OPERATING EXPENSES                                             178,992              154,512
                                                                     ------------         ------------

LOSS FROM OPERATIONS                                                      (56,777)             (24,428)

OTHER INCOME
  Interest and other income (expense) - net                                (4,859)                 649
                                                                     ------------         ------------

LOSS BEFORE PROVISION FOR INCOME TAXES AND EXTRAORDINARY ITEM             (61,636)             (23,779)

PROVISION FOR INCOME TAXES                                                     --                   --
                                                                     ------------         ------------

NET LOSS                                                                  (61,636)             (23,779)

OTHER COMPREHENSIVE INCOME                                                     --                   --
                                                                     ------------         ------------

COMPREHENSIVE LOSS                                                   $    (61,636)        $    (23,779)
                                                                     ============         ============
Net loss per weighted-average share
 of common stock outstanding, calculated
 on Net Loss - basic and fully diluted                                        nil                  nil
                                                                     ============         ============
Weighted-average number of shares
 of common stock outstanding                                           24,311,934           23,985,000
                                                                     ============         ============

The accompanying notes are an integral part of these consolidated financial statements.

                KIK Technology International, Inc. and Subsidiary
                      Consolidated Statements of Cash Flows
                   Three months ended April 30, 2003 and 2002

                                   (Unaudited)

                                                                    Three months     Three months
                                                                       ended            ended
                                                                      April 30,        April 30,
                                                                        2003             2002
                                                                      --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES

NET CASH PROVIDED BY OPERATING ACTIVITIES                             $ 40,702         $ 93,936
                                                                      --------         --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                                    (7,531)              --
                                                                      --------         --------
NET CASH USED IN INVESTING ACTIVITIES                                   (7,531)              --
                                                                      --------         --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net borrowings (payments) on bank line of credit                          --          (99,981)
  Payments on long-term capital lease                                     (908)            (433)
  Cash advanced by majority shareholder                                     --           16,000
                                                                      --------         --------
NET CASH USED IN FINANCING ACTIVITIES                                     (908)         (84,414)
                                                                      --------         --------

INCREASE (DECREASE) IN CASH                                             32,263            9,522

Cash at beginning of period                                             26,692           15,679
                                                                      --------         --------

CASH AT END OF PERIOD                                                 $ 58,955         $ 25,201
                                                                      ========         ========
SUPPLEMENTAL DISCLOSURE OF
 INTEREST AND INCOME TAXES PAID
  Interest paid for the period                                        $    281         $  1,172
                                                                      ========         ========
  Income taxes paid for the period                                    $     --         $     --
                                                                      ========         ========
SUPPLEMENTAL DISCLOSURE OF NON-CASH
 INVESTING AND FINANCING ACTIVITIES
  Acquisition of equipment on a long-term capital lease               $     --         $ 21,080
                                                                      ========         ========
  Trade accounts payable settled with issuance of common stock        $    552         $     --
                                                                      ========         ========

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

                KIK TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARY

NOTE B - PREPARATION OF FINANCIAL STATEMENTS - CONTINUED

Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company's system of internal accounting control is designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods being presented

During interim periods, the Company follows the accounting policies set forth in its annual audited financial statements filed with the U. S. Securities and Exchange Commission on its Annual Report on Form 110-KSB/A for the year ended January 31, 2003. The information presented within these interim financial statements may not include all disclosures required by generally accepted accounting principles and the users of financial information provided for interim periods should refer to the annual financial information and footnotes when reviewing the interim financial results presented herein.

In the opinion of management, the accompanying interim financial statements, prepared in accordance with the U. S. Securities and Exchange Commission's
instructions   for  Form  10-QSB,   are   unaudited  and  contain  all  material
adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending January 31, 2004.

For segment reporting purposes, the Company operated in only one industry segment during the periods represented in the accompanying financial statements and makes all operating decisions and allocates resources based on the best benefit to the Company as a whole.

These financial statements reflect the books and records of KIK Technology International, Inc. (formerly Russian-Imports.com) (KTII) and KIK Technology, Inc. (KTI) as of and for the three months ended April 30, 2003 and 2002, respectively. All significant intercompany transactions have been eliminated in consolidation. The consolidated entities are referred to as Company.

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

3.   Inventory

     Inventory consists of raw materials, principally chemical feedstocks, and finished goods, principally tires and accessories manufactured by the Company and other minor miscellaneous items purchased from third vendors for resale as a component of the Company's products.

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

     In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company follows the policy of evaluating all property and equipment as of the end of each reporting quarter. For each of the quarters ended April 30, 2003 and 2002, no charges to operations were made for impairments in the future benefit of property and equipment.

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

                KIK TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARY

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

6.   Income Taxes

     The Company uses the asset and liability method of accounting for income taxes. At April 30, 2003 and 2002, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

     As of April 30, 2003 and 2002, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved.

7.   Advertising costs

     The Company does not conduct any direct response advertising activities. For non-direct response advertising, the Company charges the costs of these efforts to operations at the first time the related advertising is published.

8.   Earnings (loss) per share

     Basic  earnings  (loss) per share is computed  by  dividing  the net income
     (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of April 30, 2003 and 2002, the Company's issued and outstanding, warrants, options and convertible debt are considered antidilutive due to the Company's net operating loss position.

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

9.   Employee Stock Options

     The Company did not issue any stock options during Fiscal 2003 and the adoption of SFAS 148 did not have a material impact on our results of operations or financial condition.

10.  New and Pending Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards (" SFAS") No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets". SFAS No. 141, among other things, eliminates the pooling of interests method of accounting for business acquisitions entered into after June 30, 2001. SFAS No. 142 requires companies to use a fair- approach to determine whether there is impairment of existing and future goodwill. In August 2001, FASB issued SFAS No. 144 "Accounting for Impairment of Long-Lived Assets". SFAS No. 144 supersedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and APB No. 30 "Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" and combines the two accounting models into a single model based on the framework established in SFAS No. 121. We were required to implement these pronouncements for the fiscal year beginning June 1, 2002. The implementation of these pronouncements did not have a material impact on our results of operations or financial condition.

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

10.  New and Pending Accounting Pronouncements - continued

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

NOTE E - CONCENTRATIONS OF CREDIT RISK

The Company and its KIK subsidiary maintain their respective cash accounts in financial institutions subject to insurance coverage issued by the Federal Deposit Insurance Corporation (FDIC). Under FDIC rules, the Company and its subsidiaries are entitled to aggregate coverage of $100,000 per account type per separate legal entity per financial institution. During the three months ended April 30, 2003 and 2002 and for each of the years ended January 31, 2003 and 2002, respectively, the various operating companies had deposits in a financial institution with credit risk exposures in excess of statutory FDIC coverage. The Company has incurred no losses as a result of any of these unsecured situations.

NOTE F - INVENTORIES

Inventories consist of the following at April 30, 2003 and 2002:

                                              April 30,            April 30,
                                                2003                 2002
                                              --------             --------
     Raw materials                            $ 70,984             $ 96,119
     Finished goods                            247,740              253,114
                                              --------             --------
     Total                                    $318,724             $349,233
                                              ========             ========

                KIK TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARY

NOTE G - NOTE RECEIVABLE FROM OFFICER

In May 2001, the Company loaned $53,400 to its President. The loan bears interest at 4.0% annually and is unsecured. All principal and unpaid interest are due upon maturity in May 2003. Pursuant to the provisions of Sarbanes-Oxley Act of 2002, this loan may not be renewed or extended upon maturity.

NOTE H - NOTES PAYABLE TO INVESTORS

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

NOTE H - NOTES PAYABLE TO INVESTORS - CONTINUED

Anticipated risk free
 interest rate:                 Estimated to be 2.80%.

The convertible notes contained a beneficial conversion feature valued at a combined total of approximately $63,000. However, because the conversion features are fully contingent upon the occurrence of certain future events, the Company did not record a discount resulting from the beneficial conversion feature.

The aggregate maturities of the notes are as follows:


     Year ending January 31, 2004                                      $ 75,000
     Less unamortized discount                                           (3,301)
                                                                       --------

     Balance at April 30, 2003                                         $ 71,699
                                                                       ========


NOTE I - CAPITAL LEASE PAYABLE

Capital lease payable is as follows:

                                                        April 30,      April 30,
                                                          2003           2002
                                                        --------       --------
$21,080 capital lease payable to a finance corporation
 Interest at 8.60%.  Payable in monthly installments
 of approximately $432, including accrued interest
 Final maturity due in April 2007.  Collateralized by
 equipment                                              $ 17,295       $ 20,648

     Less current maturities                              (3,738)        (3,515)
                                                        --------       --------

     Long-term portion                                  $ 13,557       $ 17,133
                                                        ========       ========

Future maturities of long-term capital leases payable are

                                                    Year ending
                                                    January 31,         Amount
                                                    -----------         ------
                                                        2004           $ 3,738
                                                        2005             4,092
                                                        2006             4,468
                                                        2007             4,872
                                                        2008               125
                                                                       -------

                                                        Total          $17,295
                                                                       =======

                KIK TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARY

NOTE J - INCOME TAXES

The components of income tax (benefit) expense for the three months ended April 30, 2003 and 2002, respectively, are as follows:

                                                April 30,          April 30,
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

The Company's income tax expense for the three months ended April 30, 2003 and 2002, respectively, are as follows:

                                                        April 30,      April 30,
                                                          2003           2002
                                                        --------       --------
Statutory rate applied to loss before income taxes      $(20,800)      $ (8,100)
Increase (decrease) in income taxes resulting from:
  State income taxes                                          --             --
  Other, including reserve for deferred tax asset         20,800          8,100
                                                        --------       --------

     Income tax expense                                 $     --       $     --
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

NOTE K - COMMON STOCK TRANSACTIONS

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

Effective at the end of each Fiscal quarter during the year ended January 31, 2003, the Company and the holders of the two convertible notes agreed for the payment of accrued interest in restricted, unregistered common stock.
The Company issued an aggregate 101,964 shares of restricted, unregistered common stock in payment of accrued interest. These transactions were valued at an aggregate approximately $6,978. The convertible note terms allow for the payment of accrued interest with restricted, unregistered common stock using an average value of 50% of the daily average of the market price of the common stock for the 30 calendar days preceding the interest due date.
In two instances, the closing stock price, as discounted was at or in excess of the closing price on the settlement date. In two instances, the closing stock price on the settlement date was in excess of the prescribed calculation.
The differential between the discounted "fair value" and the settlement price resulted in a charge to operations of approximately $906 for compensation expense related to common stock issuances at less than "fair value".

Effective on February 1, 2003, the Company issued 114,771 shares of restricted, unregistered common stock as payment for accrued interest as of January 31, 2003 on convertible notes payable.

In February 2003, the Company issued 150,000 restricted, unregistered shares of common stock in payment of a contract for marketing services. This transaction was valued at approximately $3,000.

In April 2003, the Company issued 22,500 restricted, unregistered shares of common stock in settlement of a January 31, 2003 trade account payable in the amount of approximately $552.

NOTE L - STOCK WARRANTS

At April 30, 2003, all 75,000 warrants sold in conjunction with the convertible notes private placement were outstanding. 50,000 warrants expire in November 2003, and 25,000 warrants expire in December 2003. In March 2002, the Company reduced the exercise price on the warrants being offered in the private placement from $0.60 to $0.40 per share. This new exercise price was retroactively applied to the note holders who invested $75,000 during the year ended January 31, 2002. The Company has determined that there is no material change in the value of the warrants after recalculating the value by using the Black-Scholes option-pricing model with the new exercise price of $0.40 per share.

In conjunction with the reverse acquisition, which was concluded in September 2001, The Company granted 2,300,000 warrants to certain shareholders of KTTI. These warrants have an exercise price of approximately $0.05 per share and expire in April 2004.

                KIK TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARY

NOTE L - STOCK WARRANTS - CONTINUED

The following table lists the issued and outstanding stock warrants as of April 30, 2003 and 2002, respectively:

                                                                Warrants
                                                 Warrants     outstanding at
                                                originally      April 30,
                                                  issued          2003        Exercise price
                                                  ------          ----        --------------
Balance at February 1, 2002                      2,375,000      2,375,000      $0.05 - $0.40
  Granted                                               --             --
  Exercised                                             --             --
  Forfeited/Expired                                     --             --
                                                ----------      ---------

Balance at April 30, 2002                        2,375,000      2,375,000      $0.05 - $0.40
                                                ==========      =========

Balance at February 1, 2003                      2,375,000      2,375,000      $0.05 - $0.40
  Granted                                               --             --
  Exercised                                             --             --
  Forfeited/Expired                                     --             --
                                                ----------      ---------

Balance at April 30, 2003                        2,375,000      2,375,000      $0.05 - $0.40
                                                ==========      =========

Warrants exercisable at April 30, 2003           2,375,000
                                                ==========
Weighted-average exercise price per warrant     $     0.06
                                                ==========

NOTE M - RELATED PARTY TRANSACTIONS

During the year ended January 31, 2002, the Company paid $14,000 to KTTI, its majority shareholder, for administrative and accounting services rendered.

During the quarter ended April 30, 2003, the Company accrued $30,000 in management fees payable to Kits majority shareholder for administrative and accounting services rendered.


                (Remainder of this page left blank intentionally)

                KIK TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARY

NOTE N - COMMITMENTS AND CONTINGENCIES

LEASED FACILITIES

The Company leases its facilities under a non-cancellable operating lease, which expires in May 2005. The lease requires monthly payments as follows: $8,307 for the first 12 months; $8,639 for the next 12 months and $8,984 for the next 12 months. Rent expense incurred under this lease was approximately $97,800 and $93,000 for the years ended January 31, 2003 and 2002, respectively. Future amounts due under this agreement are as follows:

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

NOTE O - SIGNIFICANT CUSTOMERS

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

These trends continued through the quarters ended April 30, 2003 and 2002, respectively.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(1)  CAUTION REGARDING FORWARD-LOOKING INFORMATION

Certain statements contained in this quarterly filing, including, without limitation, statements containing the words "believes", "anticipates", "expects" and words of similar import, constitute forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

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

Given these uncertainties, readers of this Form 10-QSB and investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

(2) RESULTS OF OPERATIONS, LIQUIDITY AND CAPITAL RESOURCES OR PLAN OF OPERATION

OVERVIEW

During the three months ended April 30, 2003, the Company achieved revenues of approximately $792,000 as compared to approximately $849,000 for the first three months of Fiscal 2002. These revenues were derived primarily from the sale of tire products. Net loss for the three months ended April 30, 2003 was approximately $(62,000) as compared to a net loss of approximately ($24,000) for the three months ended April 30, 2002. The net loss per share of common stock for the three months ended April 30,2003 and 2002, respectively, was approximately $0.00 and $0.00.

RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes.

THREE MONTHS ENDED APRIL 30, 2003 AS COMPARED TO THE THREE MONTHS ENDED APRIL 30, 2002

The Company posted net sales of approximately $792,000 for the three months ended April 30, 2003 as compared to net sales of approximately $849,000 for the three months ended April 30, 2002. This decrease reflects the effects of the general decline in the U. S. economy.

The Company's cost of sales decreased by approximately $49,000 to approximately $670,000 for the three months ended April 30, 2003 as compared to approximately $719,000 for the three months ended April 30, 2002. This change profiles favorably to the decrease in sales volume during the first quarter of Fiscal 2004 as compared to the activity experienced in the comparable period of Fiscal 2003. Virtually all of the decrease was directly attributable to lower raw material purchases. All other costs related to production were relatively stable during Fiscal 2003. The Company experienced a gross profit margin of approximately 15.43% (approximately $122,000) for the first three months of Fiscal 2004 as compared to approximately 15.32% (approximately $130,000) for the first three months of Fiscal 2003.

General and administrative expenses increased from approximately $155,000 for the three months ended April 30, 2002 to approximately $179,000 for the three months ended April 30, 2003.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash and cash equivalents of approximately $59,000, $27,000 and $25,000 at April 30, 2003, January 31, 2003 and April 30, 2002, respectively. The Company maintained business liquidity and capital resources during the year adequate to fund all capital and operating expense requirements. Operations were primarily funded from internally generated funds, line of credit borrowings, and capital raised via a private placement of securities in previous years.

For the three months ended April 30, 2003 and 2002, net cash provided by (used in) operating activities was approximately $41,000 and $94,000, respectively. Net cash provided by operating activities consists of cash received from sales of products to customers, less purchases of raw materials, payment of payroll and payment of other general operating expenses, including interest.

Cash used in investing activities was approximately $(7,500) and $0.00 for each of the three months ended April 30, 2003 and 2002, respectively. The Fiscal 2004 cash utilization was due solely to the acquisition of equipment.

The Company experienced cash used in financing activities of approximately $(908) in the first three months of Fiscal 2004 compared to $(84,000) for the first three months of Fiscal 2003. The Fiscal 2003 usage was related principally to the retirement of the Company's line of credit with a financial institution.

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

ITEM 3 - CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Exchange Act, within the 90 days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer along with the Company's Chief Financial Officer. Based upon that evaluation, the Company's President and Chief Executive Officer along with the Company's Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

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

                           PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

None

ITEM 2 - CHANGES IN SECURITIES

In February 2003, the Company issued 150,000 restricted, unregistered shares of common stock in payment of a contract for marketing services to D. Gaal. This transaction was valued at approximately $3,000.

In April 2003, the Company issued 22,500 restricted, unregistered shares of common stock in settlement of a January 31, 2003 trade account payable in the amount of approximately $550.

During the first quarter of Fiscal 2004, the Company issued 114,771 shares of restricted, unregistered common stock as payment for accrued interest on convertible notes payable.

ITEM 3 - DEFAULTS ON SENIOR SECURITIES

None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company has held no regularly scheduled, called or special meetings of shareholders during the reporting period.

ITEM 5 - OTHER INFORMATION

None

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

Exhibits
  99.1     Certifications Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

Reports on Form 8-K
  None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              KIK TECHNOLOGY INTERNATIONAL, INC.

Dated: June 11, 2003                          /s/ Kuldip C. Baid
       -------------                          ----------------------------------
                                                                  Kuldip C. Baid
                                                         Chief Financial Officer
                                                                    and Director

       CERTIFICATION PURSUANT TO SECTION 302 OF SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of KIK Technology International, Inc. (Registrant) on Form 10-QSB for the quarter ended April 30, 2003, as filed with the Securities and Exchange Commission, on the date hereof, I, William M. Knooihuizen, Chief Executive Officer of the Company, certify to the best of my knowledge, pursuant to ss.302 of the Sarbanes-Oxley Act of 2002, that:

1. I have reviewed this Quarterly Report on Form 10-QSB of KIK Technology International, Inc. for the quarter ended April 30, 2003.

2. Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Quarterly Report;

4. The registrant's other certifying officers, if any, and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

     (a) designed  such  disclosure  controls  and  procedures  to  ensure  that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;
     (b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the "Evaluation Date"); and
     (c) presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) The Registrant's other certifying officers, if any, and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and
     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

(6) The Registrant's other certifying officers, if any, and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


/s/ William M. Knooihuizen                                  Dated: June 11, 2003
--------------------------                                         -------------
William M. Knooihuizen
Chief Executive Officer

       CERTIFICATION PURSUANT TO SECTION 302 OF SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of KIK Technology International, Inc. (Registrant) on Form 10-QSB for the quarter ended April 30, 2003, as filed with the Securities and Exchange Commission, on the date hereof, I, Kuldip C. Baid, Chief Financial Officer of the Company, certify to the best of my knowledge, pursuant to ss.30 of the Sarbanes-Oxley Act of 2002, that:

1. I have reviewed this Quarterly Report on Form 10-QSB of KIK Technology International, Inc. for the quarter ended April 30, 2003.

2. Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Quarterly Report;

4. The registrant's other certifying officers, if any, and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

     (a) designed  such  disclosure  controls  and  procedures  to  ensure  that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;
     (b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the "Evaluation Date"); and
     (c) presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) The Registrant's other certifying officers, if any, and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and
     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

(6) The Registrant's other certifying officers, if any, and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


/s/ Kuldip C. Baid                                          Dated: June 11, 2003
------------------                                                 -------------
Kuldip C. Baid
Chief Financial Officer