Form 10QSB
period 2003-07-31
KIK TECHNOLOGY INTERNATIONAL INC
filed 2003-09-15
CIK 1109662

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

--------------------------------------------------------------------------------

(Mark one)
[X] Quarterly Report Under Section 13 or 15(d) of The Securities Exchange
    Act of 1934

                  For the quarterly period ended July 31, 2003

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: September 11, 2003: 25,021,865

Transitional Small Business Disclosure Format (check one): YES [ ] NO [X]

                       KIK TECHNOLOGY INTERNATIONAL, INC.

                 Form 10-QSB for the Quarter ended July 31, 2003

                                Table of Contents


                                                                          Page
                                                                          ----
PART I - FINANCIAL INFORMATION

  Item 1   Financial Statements                                              3

  Item 2   Management's Discussion and Analysis or Plan of Operation        19

  Item 3   Controls and Procedures                                          22


PART II - OTHER INFORMATION

  Item 1   Legal Proceedings                                                22

  Item 2   Changes in Securities                                            22

  Item 3   Defaults Upon Senior Securities                                  22

  Item 4   Submission of Matters to a Vote of Security Holders              22

  Item 5   Other Information                                                22

  Item 6   Exhibits and Reports on Form 8-K                                 23


SIGNATURES                                                                  23

                                     PART I
ITEM 1 - FINANCIAL STATEMENTS

                KIK TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                             July 31, 2003 and 2002

                                   (UNAUDITED)

                                                                            July 31,         July 31,
                                                                             2003              2002
                                                                          ----------        ----------
                                     ASSETS
CURRENT ASSETS
   Cash on hand and in bank                                               $   58,908        $   38,575
   Accounts receivable
   Trade, net of allowance for doubtful accounts
    of approximately $13,300 and $50,000, respectively                       517,178           348,622
   Other                                                                       6,475                --
   Inventories                                                               339,574           402,609
                                                                          ----------        ----------

      TOTAL CURRENT ASSETS                                                   922,135           789,806
                                                                          ----------        ----------

PROPERTY AND EQUIPMENT - AT COST,
 NET OF ACCUMULATED DEPRECIATION                                             158,094           139,386
                                                                          ----------        ----------

OTHER ASSETS
   Note receivable from officer                                               53,400            53,400
   Refundable deposits                                                         4,800             6,469
   Deferred debt issuance costs, net of accumulated
    amortization of approximately $18,200 and $7,280, respectively             3,640            14,560
                                                                          ----------        ----------

      TOTAL OTHER ASSETS                                                      61,840            74,429
                                                                          ----------        ----------

TOTAL ASSETS                                                              $1,142,069        $1,003,621
                                                                          ==========        ==========

The accompanying notes are an integral part of these consolidated financial statements.

                KIK TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARY
                     CONSOLIDATED BALANCE SHEETS - CONTINUED
                             July 31, 2003 and 2002

                                   (UNAUDITED)

                                                                       July 31,            July 31,
                                                                        2003                2002
                                                                     -----------         -----------
                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Notes payable to investors, net of accompanying warrant
    discount of approximately $1,827 and $7,723, respectively        $    73,173         $    67,277
   Current maturity of capital lease payable                               3,738               3,578
   Accounts payable - trade                                              400,869             301,512
   Other accrued expenses                                                 29,303              39,620
   Management fee payable to majority shareholder                         60,000                  --
   Advances from majority shareholder                                     16,000              16,000
                                                                     -----------         -----------

     TOTAL CURRENT LIABILITIES                                           583,083             427,987
                                                                     -----------         -----------

LONG-TERM DEBT
   Capital lease payable                                                  12,622              16,377
                                                                     -----------         -----------

     TOTAL LIABILITIES                                                   595,705             444,364
                                                                     -----------         -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Common stock - $0.001 par value
    100,000,000 shares authorized
    25,021,865 and 24,014,212 shares issued and outstanding               25,022              24,014
   Additional paid-in capital                                          5,146,573           5,062,882
   Accumulated deficit                                                (4,625,231)         (4,527,639)
                                                                     -----------         -----------

     TOTAL STOCKHOLDERS' EQUITY                                          546,364             559,257
                                                                     -----------         -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $ 1,142,069         $ 1,003,621
                                                                     ===========         ===========

The accompanying notes are an integral part of these consolidated financial statements.

                KIK TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARY
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                Six and Three months ended July 31, 2003 and 2002

                                   (UNAUDITED)

                                                Six months      Six months     Three months     Three months
                                                  ended           ended           ended            ended
                                                 July 31,        July 31,        July 31,         July 31,
                                                   2003            2002            2003             2002
                                               -----------     -----------      -----------      -----------
REVENUES - net of returns and allowances       $ 1,721,727     $ 1,628,761      $   929,571      $   779,391
COST OF SALES                                   (1,461,695)     (1,339,171)        (791,754)        (619,885)
                                               -----------     -----------      -----------      -----------

GROSS PROFIT                                       260,032         289,590          137,817          159,506
                                               -----------     -----------      -----------      -----------
OPERATING EXPENSES
  Selling, general and administrative
   expenses                                        355,944         306,842          177,897          152,330
  Compensation expense related to common
   stock issuances at less than "fair value"           945              --               --               --
                                               -----------     -----------      -----------      -----------
     TOTAL OPERATING EXPENSES                      356,889         306,842          177,897          152,330
                                               -----------     -----------      -----------      -----------

LOSS FROM OPERATIONS                               (96,857)        (17,252)         (40,080)           7,176

OTHER INCOME
  Interest and other income (expense) - net         (3,009)          2,289               21            1,640
                                               -----------     -----------      -----------      -----------

LOSS BEFORE PROVISION FOR INCOME TAXES             (99,866)        (14,963)         (40,059)           8,816

PROVISION FOR INCOME TAXES                              --              --               --               --
                                               -----------     -----------      -----------      -----------

NET LOSS                                           (99,866)        (14,963)         (40,059)           8,816

OTHER COMPREHENSIVE INCOME                              --              --               --               --
                                               -----------     -----------      -----------      -----------

COMPREHENSIVE LOSS                             $   (99,866)    $   (14,963)     $   (40,059)     $     8,816
                                               ===========     ===========      ===========      ===========
Net loss per weighted-average share
 of common stock outstanding, calculated
 on Net Loss - basic and fully diluted                 nil             nil              nil              nil
                                               ===========     ===========      ===========      ===========
Weighted-average number of shares
 of common stock outstanding                    24,656,881      23,991,778       24,990,579       23,998,336
                                               ===========     ===========      ===========      ===========

The accompanying notes are an integral part of these consolidated financial statements.

                KIK TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Six months ended July 31, 2003 and 2002

                                   (UNAUDITED)

                                                                    Six months        Six months
                                                                      ended             ended
                                                                     July 31,          July 31,
                                                                       2003              2002
                                                                    ---------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES
NET CASH PROVIDED BY OPERATING ACTIVITIES                           $  72,064         $ 109,264
                                                                    ---------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment                                 (38,005)           (1,261)
                                                                    ---------         ---------
NET CASH USED IN INVESTING ACTIVITIES                                 (38,005)           (1,261)
                                                                    ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net borrowings (payments) on bank line of credit                        --           (99,981)
   Payments on long-term capital lease                                 (1,843)           (1,126)
   Cash advanced by majority shareholder                                   --            16,000
                                                                    ---------         ---------
NET CASH USED IN FINANCING ACTIVITIES                                  (1,843)          (85,107)
                                                                    ---------         ---------

INCREASE (DECREASE) IN CASH                                            32,216            22,896

Cash at beginning of period                                            26,692            15,679
                                                                    ---------         ---------

CASH AT END OF PERIOD                                               $  58,908         $  38,575
                                                                    =========         =========

SUPPLEMENTAL DISCLOSURE OF INTEREST AND
INCOME TAXES PAID
   Interest paid for the period                                     $     641         $   1,172
                                                                    =========         =========
   Income taxes paid for the period                                 $      --         $      --
                                                                    =========         =========

SUPPLEMENTAL DISCLOSURE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES
   Acquisition of equipment on a long-term capital lease            $      --         $  21,080
                                                                    =========         =========
   Trade accounts payable settled with issuance of common stock     $  73,401         $      --
                                                                    =========         =========

The accompanying notes are an integral part of these consolidated financial statements.

                KIK TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - ORGANIZATION AND DESCRIPTION OF BUSINESS

KIK Technology International, Inc. (KTII) was incorporated on February 1, 2000 under the laws of the State of California as Russian-Imports.com.
Russian-Imports.com was initially founded to develop an e-commerce internet website which would sell handmade lacquer boxes, Matroshka dolls and crystal imported from Russia. This venture was unsuccessful.

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

                KIK TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARY

NOTE B - PREPARATION OF FINANCIAL STATEMENTS - CONTINUED

Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company's system of internal accounting control is designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods being presented

During interim periods, the Company follows the accounting policies set forth in its annual audited financial statements filed with the U. S. Securities and Exchange Commission on its Annual Report on Form 10-KSB/A for the year ended January 31, 2003. The information presented within these interim financial statements may not include all disclosures required by generally accepted accounting principles and the users of financial information provided for interim periods should refer to the annual financial information and footnotes when reviewing the interim financial results presented herein.

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

These financial statements reflect the books and records of KIK Technology International, Inc. (formerly Russian-Imports.com) (KTII) and KIK Technology, Inc. (KTI) as of and for the six and three months ended July 31, 2003 and 2002, respectively. All significant intercompany transactions have been eliminated in consolidation. The consolidated entities are referred to as Company.

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

   In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company follows the policy of evaluating all property and equipment as of the end of each reporting quarter. For each of the quarters ended July 31, 2003 and 2002, no charges to operations were made for impairments in the future benefit of property and equipment.

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

                KIK TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARY

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

6. INCOME TAXES

   The Company uses the asset and liability method of accounting for income taxes. At July 31, 2003 and 2002, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

   As of July 31, 2003 and 2002, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved.

7. ADVERTISING COSTS

   The Company does not conduct any direct response advertising activities. For non-direct response advertising, the Company charges the costs of these efforts to operations at the first time the related advertising is published.

8. EARNINGS (LOSS) PER SHARE

   Basic earnings (loss) per share is computed by dividing the net income (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of July 31, 2003 and 2002, the Company's issued and outstanding, warrants, options and convertible debt are considered antidilutive due to the Company's net operating loss position.

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

                KIK TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARY

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

9. EMPLOYEE STOCK OPTIONS

   The Company did not issue any stock options during Fiscal 2003, nor subsequent thereto, and the adoption of SFAS 148 did not have a material impact on our results of operations or financial condition.

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

NOTE E - CONCENTRATIONS OF CREDIT RISK

The Company and its KIK subsidiary maintain their respective cash accounts in financial institutions subject to insurance coverage issued by the Federal Deposit Insurance Corporation (FDIC). Under FDIC rules, the Company and its subsidiaries are entitled to aggregate coverage of $100,000 per account type per separate legal entity per financial institution. During the six months ended July 31, 2003 and 2002 and for each of the years ended January 31, 2003 and 2002, respectively, the various operating companies had deposits in a financial institution with credit risk exposures in excess of statutory FDIC coverage. The Company has incurred no losses as a result of any of these unsecured situations.

NOTE F - INVENTORIES

Inventories consist of the following at July 31, 2003 and 2002:

                                               July 31,            July 31,
                                                2003                 2002
                                              --------             --------

     Raw materials                            $114,012             $127,834
     Finished goods                            225,562              274,775
                                              --------             --------
     Total                                    $339,574             $402,609
                                              ========             ========

                KIK TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARY

NOTE G - NOTE RECEIVABLE FROM OFFICER

In May 2001, the Company advanced $53,400 to its President to hold in trust as a contingency fund for the sole use of the Company in the event of a unanticipated cash shortfall. The advance bears interest at 4.0% annually and is unsecured. The original documentation required repayment of the advance and accrued, but unpaid, interest in May 2003. As of July 31, 2003, the Company's President continues to maintain these funds as trustee on behalf of the Company.

NOTE H - NOTES PAYABLE TO INVESTORS

Pursuant to the terms of a private placement agreement, the Company attempted to raise up to $600,000 through the placement of two-year senior notes bearing interest at 10% payable quarterly. This Private Placement Memorandum was terminated by the Company during the fiscal quarter ended October 31, 2002.

In November 2001, the Company entered into an agreement with an investment banker whereby the investment banker would act as exclusive dealer-manager in this private placement of securities to be issued by the Company pursuant to Regulation D of the Securities Act of 1933, as amended. As compensation, the investment banker was paid $15,000 for professional fees and will receive a commission equal to 10% of the gross proceeds, an expense allowance equal to 4% of the gross proceeds and, for every $500,000 raised, 150,000 shares of the Company's restricted, unregistered common stock. Such shares will be issued upon completion of the private placement. In addition, the investment banker will have the option to nominate one person to the Company's Board of Directors if at least $2,000,000 is raised. As of the termination of this Private Placement Memorandum, only $75,000 had been successfully raised and the Company issued 22,500 shares of restricted, unregistered common stock in payment of commissions.

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

                KIK TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARY

NOTE H - NOTES PAYABLE TO INVESTORS - CONTINUED

Expected life of the option:   The initial life of the corresponding option,
                               generally two (2) years
Expected volatility in
 the Company's stock price:    150.0%, which was based on fluctuations of the
                               Company's stock price over the past Fiscal year.
Expected dividends:            Zero (0.00) based on past performance Anticipated
                               risk free
Interest rate:                 Estimated to be 2.80%.

The convertible notes contained a beneficial conversion feature valued at a combined total of approximately $63,000. However, because the conversion features are fully contingent upon the occurrence of certain future events, the Company did not record a discount resulting from the beneficial conversion feature.

The aggregate maturities of the notes are as follows:

     Year ending January 31, 2004                                 $ 75,000
     Less unamortized discount                                      (1,827)
                                                                  --------

     Balance at July 31, 2003                                     $ 73,173
                                                                  ========

NOTE I - CAPITAL LEASE PAYABLE

Capital lease payable is as follows:

                                                          July 31,     July 31,
                                                            2003         2002
                                                          --------     --------
$21,080 capital lease payable to a finance corporation
  Interest at 8.60%.  Payable in monthly installments
  of approximately $432, including accrued interest
  Final maturity due in April 2007.  Collateralized by
  equipment                                               $ 16,360     $ 19,955

     Less current maturities                                (3,738)      (3,578)
                                                          --------     --------

     Long-term portion                                    $ 12,622     $ 16,377
                                                          ========     ========

Future maturities of long-term capital leases payable, as of the Company's last year-end, January 31, 2003, are as follows:

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
                                                                        =======

                KIK TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARY

NOTE J - INCOME TAXES

The components of income tax (benefit) expense for the six months ended July 31, 2003 and 2002, respectively, are as follows:

                                               July 31,             July 31,
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

The Company's income tax expense for the six months ended July 31, 2003 and 2002, respectively, are as follows:

                                                       July 31,        July 31,
                                                         2003            2002
                                                       --------        --------

Statutory rate applied to loss before income taxes     $(34,000)       $ (5,100)
Increase (decrease) in income taxes resulting from:
 State income taxes                                          --              --
 Other, including reserve for deferred tax asset         34,000           5,100
                                                       --------        --------

    Income tax expense                                 $     --        $     --
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

Effective on February 1, 2003, the Company issued an aggregate 114,771 shares of restricted, unregistered common stock as payment for accrued interest as of January 31, 2003 on convertible notes payable.

In February 2003, the Company issued 150,000 restricted, unregistered shares of common stock in payment of a contract for marketing services. This transaction was valued at approximately $3,000.

In April 2003, the Company issued 22,500 restricted, unregistered shares of common stock in settlement of a January 31, 2003 trade account payable in the amount of approximately $552.

Effective on May 1, 2003, the Company issued an aggregate 92,216 shares of restricted, unregistered common stock as payment for accrued interest as of April 30, 2003 on convertible notes payable.

In May 2003, the Company issued 575,664 restricted, unregistered shares of common stock in payment of trade accounts payable to the Company's primary legal counsel in the amount of approximately $72,849.

NOTE L - STOCK WARRANTS

At July 31, 2003, all 75,000 warrants sold in conjunction with the convertible notes private placement were outstanding. 50,000 warrants expire in November 2003, and 25,000 warrants expire in December 2003. In March 2002, the Company reduced the exercise price on the warrants being offered in the private placement from $0.60 to $0.40 per share. This new exercise price was retroactively applied to the note holders who invested $75,000 during the year ended January 31, 2002. The Company has determined that there is no material change in the value of the warrants after recalculating the value by using the Black-Scholes option-pricing model with the new exercise price of $0.40 per share.

In conjunction with the reverse acquisition, which was concluded in September 2001, The Company granted 2,300,000 warrants to certain shareholders of KTTI. These warrants have an exercise price of approximately $0.05 per share and expire in April 2004.

                KIK TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARY

NOTE L - STOCK WARRANTS - CONTINUED

The following table lists the issued and outstanding stock warrants as of July 31, 2003 and 2002, respectively:

                                                                 Warrants
                                                Warrants      outstanding at
                                               originally        July 31,
                                                 issued            2003        Exercise price
                                                ---------        ---------     --------------
Balance at February 1, 2002                     2,375,000        2,375,000      $0.05 - $0.40
   Granted                                             --               --
   Exercised                                           --               --
   Forfeited/Expired                                   --                          -
                                                ---------        ---------

Balance at July 31, 2002                        2,375,000        2,375,000      $0.05 - $0.40
                                                =========        =========

Balance at February 1, 2003                     2,375,000        2,375,000      $0.05 - $0.40
   Granted                                             --               --
   Exercised                                           --               --
   Forfeited/Expired                                   --                          -
                                                ---------        ---------

Balance at July 31, 2003                        2,375,000        2,375,000      $0.05 - $0.40
                                                =========        =========

Warrants exercisable at July 31, 2003           2,375,000
                                                =========
Weighted-average exercise price per warrant     $    0.06
                                                =========

NOTE M - RELATED PARTY TRANSACTIONS

During the year ended January 31, 2002, the Company paid $14,000 to KTTI, its majority shareholder, for administrative and accounting services rendered.

During the six months ended July 31, 2003, the Company accrued $60,000 in management fees payable to KTTI, its majority shareholder for administrative and accounting services rendered.

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
                                                                ========

EMPLOYMENT CONTRACT

In May 2000, KIK entered into an employment agreement with William M. Knooihuizen, the Company's current President and Director. The term of the agreement is for a period of five (5) years. For such services, KIK agreed to pay Mr. Knooihuizen an annual salary in the amount of $143,000, to be paid in weekly installments.

NOTE O - SIGNIFICANT CUSTOMERS

During the year ended January 31, 2003, the Company had two separate customers responsible for an aggregate of approximately 80.3% (68.2% and 12.1%, respectively) of total sales. The largest customer is also a significant vendor of raw materials. The largest key customer was responsible for approximately 57.2% of accounts receivable and 0.0% of accounts payable at January 31, 2003. The second key customer was responsible for approximately 9.02% of accounts receivable and 0.0% of accounts payable at January 31, 2003. There were no other customers responsible for more than 10.0% of total net sales during Fiscal 2003.

During the year ended January 31, 2002, the Company had a single customer, which is also a significant vendor of raw materials, who was responsible for an aggregate of approximately 63% of total sales and approximately 58% of accounts receivable and 55% of accounts payable at January 31, 2002. There were no other customers responsible for more than 10.0% of total net sales during Fiscal 2002.

These trends continued through the quarters ended July 31, 2003 and 2002, respectively.

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

(2) RESULTS OF OPERATIONS, LIQUIDITY AND CAPITAL RESOURCES OR PLAN OF OPERATION

OVERVIEW

During the six and three months ended July 31, 2003, respectively, the Company achieved revenues of approximately $1,722,000 and $930,000 as compared to approximately $1,629,000 and $779,000 for the first six and three months of Fiscal 2002, respectively. These revenues were derived primarily from the sale of tire products. Net loss for the six and three months ended July 31, 2003 was approximately $(100,000) and $(40,000), respectively as compared to a net income
(loss) of approximately $(15,000) and $8,800 for the six and three months ended July 31, 2002. The net loss per share of common stock for each of the six and three month periods ended July 31, 2003 and 2002, respectively, was approximately $0.00.

RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes.

SIX MONTHS ENDED JULY 31, 2003 AS COMPARED TO THE SIX MONTHS ENDED JULY 31, 2002

The Company posted net sales of approximately $1,722,000 for the six months ended July 31, 2003 as compared to net sales of approximately $1,629,000 for the six months ended July 31, 2002. The Company experienced an increase in volume during the three month period from May 1, 2003 through July 31, 2003 as compared to the same period in the previous year. The Company continues to experience some seasonality in product demand and overall economic and competitive pressures from competitors with similar product lines.

The Company's cost of sales increased by approximately $123,000 to approximately $1,462,000 for the six months ended July 31, 2003 as compared to approximately $1,339,000 for the six months ended July 31, 2002 as a result of increased sales volume. Virtually all of the increase was directly attributable to raw material purchases as the Company maintains a position of excess manufacturing capacity and relatively stable other costs associated with production. The Company experienced a gross profit margin of approximately 15.10% (approximately

$260,000) for the first six months of Fiscal 2004 as compared to approximately 17.78% (approximately $290,000) for the first six months of Fiscal 2003.

General and administrative expenses increased by approximately $50,000 to approximately $357,000 for the six months ended July 31, 2003 from approximately $307,000 for the six months ended July 31, 2002. The largest contributor to this increase is a $5,000 per month administrative fee charge which is payable back to the Company's majority shareholder, KIK Tire Technologies, Inc. (a publicly-owned Canadian corporation). Through July 31, 2003, $60,000 has been accrued as a payable to the Company's majority shareholder to be paid at a future date when cash flows will permit.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash and cash equivalents of approximately $59,000, $27,000 and $39,000 at July 31, 2003, January 31, 2003 and July 31, 2002, respectively. The Company maintained business liquidity and capital resources during the year adequate to fund all capital and operating expense requirements. Operations have historically been funded from internally generated funds, line of credit borrowings, and capital raised via a private placement of securities in previous years.

For the six months ended July 31, 2003 and 2002, net cash provided by (used in) operating activities was approximately $72,000 and $109,000, respectively. Net cash provided by operating activities consists of cash received from sales of products to customers, less purchases of raw materials, payment of payroll and payment of other general operating expenses, including interest.

Cash used in investing activities was approximately $(38,000) and $(1,300) for each of the six months ended July 31, 2003 and 2002, respectively. The Fiscal 2004 and 2003 cash utilization was due solely to the acquisition of equipment.

The Company experienced cash used in financing activities of approximately $(1,800) in the first six months of Fiscal 2004 compared to $(85,000) for the first six months of Fiscal 2003. Of the cash used during the six months ended July 31, 2002, approximately $(100,000) was used in the repayment and cancellation of the Company's bank line of credit and was offset by approximately $16,000 advanced from the Company's majority shareholder.

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

                           PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

None

ITEM 2 - CHANGES IN SECURITIES

Effective on May 1, 2003, the Company issued an aggregate 92,216 shares of restricted, unregistered common stock as payment for accrued interest as of April 30, 2003 on convertible notes payable.

In May 2003, the Company issued 575,664 restricted, unregistered shares of common stock to Mintmire & Associates, the Company's primary legal counsel, in payment of trade accounts payable in the amount of approximately $72,849.

ITEM 3 - DEFAULTS ON SENIOR SECURITIES

None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company has held no regularly scheduled, called or special meetings of shareholders during the reporting period.

ITEM 5 - OTHER INFORMATION

None

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

31.1 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer
31.2 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer
32.1 Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Reports on Form 8-K

None

--------------------------------------------------------------------------------

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              KIK TECHNOLOGY INTERNATIONAL, INC.

Dated: September 12, 2003                     /s/ Kuldip C. Baid
       ------------------                     ----------------------------------
                                                                  Kuldip C. Baid
                                                         Chief Financial Officer
                                                                    and Director