Form 10QSB
period 2003-10-31
KIK TECHNOLOGY INTERNATIONAL INC
filed 2003-12-12
CIK 1109662

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB
(Mark one)
[X] Quarterly Report Under Section 13 or 15(d) of The Securities Exchange
    Act of 1934

    For the quarterly period ended October 31, 2003

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: December 11, 2003: 25,021,865

Transitional Small Business Disclosure Format (check one): YES [ ]  NO [X]

                       KIK TECHNOLOGY INTERNATIONAL, INC.

               Form 10-QSB for the Quarter ended October 31, 2003

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

                                     PART I
ITEM 1 - FINANCIAL STATEMENTS

                KIK TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                            October 31, 2003 and 2002

                                   (UNAUDITED)

                                                                             October 31,        October 31,
                                                                                2003               2002
                                                                             ----------         ----------
                                     ASSETS

CURRENT ASSETS
   Cash on hand and in bank                                                  $   46,253         $   74,870
   Accounts receivable
   Trade, net of allowance for doubtful accounts
    of approximately $9,262 and $62,000, respectively                           449,655            476,237
   Other                                                                          7,009                 --
   Inventories                                                                  339,691            430,576
   Prepaid expenses                                                               2,316              9,766
                                                                             ----------         ----------

      TOTAL CURRENT ASSETS                                                      844,924            991,449
                                                                             ----------         ----------

PROPERTY AND EQUIPMENT - AT COST,
 NET OF ACCUMULATED DEPRECIATION                                                157,982            139,858
                                                                             ----------         ----------

OTHER ASSETS
   Note receivable from officer                                                  53,400             53,400
   Refundable deposits                                                            4,800                 --
   Deferred debt issuance costs, net of accumulated
     amortization of approximately $20,930 and $10,010, respectively                910             11,830
                                                                             ----------         ----------

      TOTAL OTHER ASSETS                                                         59,110             65,230
                                                                             ----------         ----------

TOTAL ASSETS                                                                 $1,062,016         $1,196,537
                                                                             ==========         ==========

The accompanying notes are an integral part of these consolidated financial statements.

                KIK TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARY
                     CONSOLIDATED BALANCE SHEETS - CONTINUED
                            October 31, 2003 and 2002

                                   (UNAUDITED)

                                                                    October 31,          October 31,
                                                                       2003                 2002
                                                                    -----------          -----------
                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Notes payable to investors, net of accompanying warrant
    discount of approximately $354 and $6,249, respectively         $    74,646          $    68,751
   Current maturity of capital lease payable                              3,738                3,657
   Accounts payable - trade                                             365,842              504,886
   Other accrued expenses                                                 3,719               47,396
   Management fee payable to majority shareholder                        90,000                   --
   Advances from majority shareholder                                    16,000               16,000
                                                                    -----------          -----------

      TOTAL CURRENT LIABILITIES                                         553,945              640,690
                                                                    -----------          -----------

LONG-TERM DEBT
   Capital lease payable                                                 11,666               15,432
                                                                    -----------          -----------

      TOTAL LIABILITIES                                                 565,611              656,122
                                                                    -----------          -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Common stock - $0.001 par value
    100,000,000 shares authorized
    25,021,865 and 24,040,287 shares issued and outstanding              25,022               24,040
   Additional paid-in capital                                         5,146,573            5,064,747
   Accumulated deficit                                               (4,675,190)          (4,548,372)
                                                                    -----------          -----------

      TOTAL STOCKHOLDERS' EQUITY                                        496,405              540,415
                                                                    -----------          -----------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $ 1,062,016          $ 1,196,537
                                                                    ===========          ===========

The accompanying notes are an integral part of these consolidated financial statements.

                KIK TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARY
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
              Nine and Three months ended October 31, 2003 and 2002

                                   (UNAUDITED)

                                            Nine months      Nine months     Three months     Three months
                                              ended            ended            ended            ended
                                            October 31,      October 31,      October 31,      October 31,
                                               2003             2002             2003             2002
                                            -----------      -----------      -----------      -----------
REVENUES - net of returns
 and allowances                             $ 2,712,570      $ 2,490,800      $   990,843      $   862,039
COST OF SALES                                (2,336,076)      (2,069,100)        (874,381)        (729,929)
                                            -----------      -----------      -----------      -----------

GROSS PROFIT                                    376,494          421,700          116,462          132,110
                                            -----------      -----------      -----------      -----------

OPERATING EXPENSES
   Selling, general and
    administrative expenses                     523,362          465,175          167,418          158,333
   Compensation expense related
    to common stock issuances
    at less than "fair value"                       945               --               --               --
                                            -----------      -----------      -----------      -----------
      TOTAL OPERATING EXPENSES                  524,307          465,175          167,418          158,333
                                            -----------      -----------      -----------      -----------

LOSS FROM OPERATIONS                           (147,813)         (43,475)         (50,956)         (26,223)

OTHER INCOME
   Interest and other
    income (expense) - net                       (2,012)           7,779              997            5,490
                                            -----------      -----------      -----------      -----------
LOSS BEFORE PROVISION FOR
 INCOME TAXES                                  (149,825)         (35,696)         (49,959)         (20,733)

PROVISION FOR INCOME TAXES                           --               --               --               --
                                            -----------      -----------      -----------      -----------

NET LOSS                                       (149,825)         (35,696)         (49,959)         (20,733)

OTHER COMPREHENSIVE INCOME                           --               --               --               --
                                            -----------      -----------      -----------      -----------

COMPREHENSIVE LOSS                          $  (149,825)     $   (35,696)     $   (49,959)     $   (20,733)
                                            ===========      ===========      ===========      ===========
Net loss per weighted-average share
 of common stock outstanding, calculated
 on Net Loss - basic and fully diluted      $     (0.01)             nil              nil              nil
                                            ===========      ===========      ===========      ===========

Weighted-average number of shares
 of common stock outstanding                 24,779,879       24,004,305       25,021,865       24,028,950
                                            ===========      ===========      ===========      ===========

The accompanying notes are an integral part of these consolidated financial statements.

                KIK TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Nine months ended October 31, 2003 and 2002

                                   (UNAUDITED)

                                                                       Nine months        Nine months
                                                                          ended              ended
                                                                        October 31,        October 31,
                                                                          2003               2002
                                                                        ---------          ---------
CASH FLOWS FROM OPERATING ACTIVITIES

NET CASH PROVIDED BY OPERATING ACTIVITIES                               $  70,066          $ 156,638
                                                                        ---------          ---------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment                                     (47,706)           (22,159)
                                                                        ---------          ---------
NET CASH USED IN INVESTING ACTIVITIES                                     (47,706)           (22,159)
                                                                        ---------          ---------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net borrowings (payments) on bank line of credit                            --            (99,981)
   Payments on long-term capital lease                                     (2,799)            (1,992)
   Cash advanced by majority shareholder                                       --             16,000
                                                                        ---------          ---------
NET CASH USED IN FINANCING ACTIVITIES                                      (2,799)           (85,973)
                                                                        ---------          ---------

INCREASE (DECREASE) IN CASH                                                19,561             59,191

Cash at beginning of period                                                26,692             15,679
                                                                        ---------          ---------

CASH AT END OF PERIOD                                                   $  46,253          $  74,870
                                                                        =========          =========

SUPPLEMENTAL DISCLOSURE OF
INTEREST AND INCOME TAXES PAID
   Interest paid for the period                                         $     982          $   1,172
                                                                        =========          =========
   Income taxes paid for the period                                     $      --          $      --
                                                                        =========          =========

SUPPLEMENTAL DISCLOSURE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES
   Acquisition of equipment on a long-term capital lease                $      --          $  21,080
                                                                        =========          =========
   Trade accounts payable settled with issuance of common stock         $  73,401          $      --
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

KIK Technology, Inc (KIK) was incorporated in June 1988 under the laws of the State of California. KIK manufactures and markets an extensive and high quality line of off-highway micro-cellular polyurethane tires for the healthcare, light industrial, lawn and garden and recreational industries. KIK operates from a sole manufacturing plant and marketing offices located in Oceanside, CA.

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

These financial statements reflect the books and records of KIK Technology International, Inc. (formerly Russian-Imports.com) (KTII) and KIK Technology, Inc. (KTI) as of and for the nine and three months ended October 31, 2003 and 2002, respectively. All significant intercompany transactions have been eliminated in consolidation. The consolidated entities are referred to as Company.

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

     In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company follows the policy of evaluating all property and equipment as of the end of each reporting quarter. For each of the quarters ended October 31, 2003 and 2002, no charges to operations were made for impairments in the future benefit of property and equipment.

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

                KIK TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARY

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

6. INCOME TAXES

     The Company uses the asset and liability method of accounting for income taxes. At October 31, 2003 and 2002, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

     As of October 31, 2003 and 2002, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved.

7. ADVERTISING COSTS

     The Company does not conduct any direct response advertising activities. For non-direct response advertising, the Company charges the costs of these efforts to operations at the first time the related advertising is published.

8. EARNINGS (LOSS) PER SHARE

     Basic earnings (loss) per share is computed by dividing the net income
     (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of October 31, 2003 and 2002, the Company's issued and outstanding, warrants, options and convertible debt are considered antidilutive due to the Company's net operating loss position.

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

10.  NEW AND PENDING ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards (" SFAS") No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets". SFAS No. 141, among other things, eliminates the pooling of interests method of accounting for business acquisitions entered into after June 30, 2001. SFAS No. 142 requires companies to use a fair-value approach to determine whether there is impairment of existing and future goodwill. In August 2001, FASB issued SFAS No. 144 "Accounting for Impairment of Long-Lived Assets". SFAS No. 144 supersedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and APB No. 30 "Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" and combines the two accounting models into a single model based on the framework established in SFAS No. 121. We were required to implement these pronouncements for the fiscal year beginning February 1, 2002. The implementation of these pronouncements did not have a material impact on our results of operations or financial condition.

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

     In April 2002, FASB issued SFAS No. 145 "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections". SFAS No. 13 is amended to eliminate any inconsistency between the required accounting for sale leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to leaseback transactions. This statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. We were required to adopt this standard in our fiscal year beginning February 1, 2003. There was no material impact on our results of operations or financial condition as a result of the adoption of this standard.

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

NOTE E - CONCENTRATIONS OF CREDIT RISK

The Company and its KIK subsidiary maintain their respective cash accounts in financial institutions subject to insurance coverage issued by the Federal Deposit Insurance Corporation (FDIC). Under FDIC rules, the Company and its subsidiaries are entitled to aggregate coverage of $100,000 per account type per separate legal entity per financial institution. During the nine months ended October 31, 2003 and 2002 and for each of the years ended January 31, 2003 and 2002, respectively, the various operating companies had deposits in a financial institution with credit risk exposures in excess of statutory FDIC coverage. The Company has incurred no losses as a result of any of these unsecured situations.

NOTE F - INVENTORIES

Inventories consist of the following at October 31, 2003 and 2002:

                                             October 31,          October 31,
                                                2003                 2002
                                              --------             --------

     Raw materials                            $111,415             $230,971
     Finished goods                            228,276              199,605
                                              --------             --------
     Total                                    $339,691             $430,576
                                              ========             ========

                KIK TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARY

NOTE G - NOTE RECEIVABLE FROM OFFICER

In May 2001, the Company advanced $53,400 to its President to hold in trust as a contingency fund for the sole use of the Company in the event of a unanticipated cash shortfall. The advance bears interest at 4.0% annually and is unsecured. The original documentation required repayment of the advance and accrued, but unpaid, interest in May 2003. As of October 31, 2003, the Company's President continues to maintain these funds as trustee on behalf of the Company.

NOTE H - NOTES PAYABLE TO INVESTORS

Pursuant to the terms of a private placement agreement, the Company attempted to raise up to $600,000 through the placement of two-year senior notes bearing interest at 10% payable quarterly. This Private Placement Memorandum was terminated by the Company during the fiscal quarter ended October 31, 2002.

In November 2001, the Company entered into an agreement with an investment banker whereby the investment banker would act as exclusive dealer-manager in this private placement of securities to be issued by the Company pursuant to Regulation D of the Securities Act of 1933, as amended. As compensation, the investment banker was paid $15,000 for professional fees and will receive a commission equal to 10% of the gross proceeds, an expense allowance equal to 4% of the gross proceeds and , for every $500,000 raised, 150,000 shares of the Company's restricted, unregistered common stock. Such shares will be issued upon completion of the private placement. In addition, the investment banker will have the option to nominate one person to the Company's Board of Directors if at least $2,000,000 is raised. As of the termination of this Private Placement Memorandum, only $75,000 had been successfully raised and the Company issued 22,500 shares of restricted, unregistered common stock in payment of commissions.

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

The aggregate maturities of the notes are as follows:

     Year ending January 31, 2004                                 $ 75,000
     Less unamortized discount                                        (354)
                                                                  --------

     Balance at October 31, 2003                                  $ 74,646
                                                                  ========


NOTE I - CAPITAL LEASE PAYABLE

Capital lease payable is as follows:

                                                               October 31,       October 31,
                                                                  2003              2002
                                                                --------          --------
$21,080 capital lease payable to a finance corporation
 Interest at 8.60%.  Payable in monthly installments
 of approximately $432, including accrued interest
 Final maturity due in April 2007.  Collateralized by
 equipment                                                      $ 15,404          $ 19,089

   Less current maturities                                        (3,738)           (3,657)
                                                                --------          --------

   Long-term portion                                            $ 11,666          $ 15,432
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
                                                                       =======

                KIK TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARY

NOTE J - INCOME TAXES

The components of income tax (benefit) expense for the nine months ended October 31, 2003 and 2002, respectively, are as follows:

                                             October 31,          October 31,
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

The Company's income tax expense for the nine months ended October 31, 2003 and 2002, respectively, are as follows:

                                                     October 31,     October 31,
                                                        2003            2002
                                                       --------       --------

Statutory rate applied to loss before income taxes     $(51,000)      $(12,100)
Increase (decrease) in income taxes resulting from:
 State income taxes                                          --             --
 Other, including reserve for deferred tax asset         51,000         12,100
                                                       --------       --------

    Income tax expense                                 $     --       $     --
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

NOTE L - STOCK WARRANTS

At October 31, 2003, all 75,000 warrants sold in conjunction with the convertible notes private placement were outstanding. Subsequent to October 31, 2003, 50,000 of the then outstanding warrants expired in November 2003 and the remaining 25,000 warrants will expire in December 2003. In March 2002, the Company reduced the exercise price on the warrants being offered in the private placement from $0.60 to $0.40 per share. This new exercise price was retroactively applied to the note holders who invested $75,000 during the year ended January 31, 2002. The Company has determined that there is no material change in the value of the warrants after recalculating the value by using the Black-Scholes option-pricing model with the new exercise price of $0.40 per share.

In conjunction with the reverse acquisition, which was concluded in September 2001, The Company granted 2,300,000 warrants to certain shareholders of KTTI. These warrants have an exercise price of approximately $0.05 per share and expire in April 2004.

                KIK TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARY

NOTE L - STOCK WARRANTS - CONTINUED

The following table lists the issued and outstanding stock warrants as of October 31, 2003 and 2002, respectively:

                                                                   Warrants
                                                 Warrants       outstanding at
                                                originally        October 31,
                                                 issued             2003          Exercise price
                                                ---------         ---------       --------------
Balance at February 1, 2002                     2,375,000         2,375,000        $0.05 - $0.40
   Granted                                             --                --
   Exercised                                           --                --
   Forfeited/Expired                                   --                --
                                                ---------         ---------

Balance at October 31, 2002                     2,375,000         2,375,000        $0.05 - $0.40
                                                =========         =========

Balance at February 1, 2003                     2,375,000         2,375,000        $0.05 - $0.40
   Granted                                             --                --
   Exercised                                           --                --
   Forfeited/Expired                                   --                --
                                                ---------         ---------

Balance at October 31, 2003                     2,375,000         2,375,000        $0.05 - $0.40
                                                =========         =========

Warrants exercisable at October 31, 2003        2,375,000
                                                =========

Weighted-average exercise price per warrant     $    0.06
                                                =========

NOTE M - RELATED PARTY TRANSACTIONS

During the year ended January 31, 2002, the Company paid $14,000 to KTTI, its majority shareholder, for administrative and accounting services rendered.

During the nine months ended October 31, 2003, the Company accrued $90,000 in management fees payable to KTTI, its majority shareholder for administrative and accounting services rendered.


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

These trends continued through the quarters ended October 31, 2003 and 2002, respectively.

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

(2) RESULTS OF OPERATIONS, LIQUIDITY AND CAPITAL RESOURCES OR PLAN OF OPERATION

OVERVIEW

During the nine and three months ended October 31, 2003, respectively, the Company achieved revenues of approximately $2,713,000 and $991,000 as compared to approximately $2,491,000 and $862,000 for the first nine and three months of Fiscal 2002, respectively. These revenues were derived primarily from the sale of tire products. Net loss for the nine and three months ended October 31, 2003 was approximately $(150,000) and $(50,000), respectively as compared to a net income (loss) of approximately $(36,000) and $(21,000) for the nine and three months ended October 31, 2002. The net loss per share of common stock for each of the nine and three month periods ended October 31, 2003 and 2002, respectively, was approximately $(0.01) and $0.00, respectively.

RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes.

NINE MONTHS ENDED OCTOBER 31, 2003 AS COMPARED TO THE NINE MONTHS ENDED OCTOBER 31, 2002

The Company posted net sales of approximately $2,713,000 for the nine months ended October 31, 2003 as compared to net sales of approximately $2,491,000 for the nine months ended October 31, 2002. The Company experienced an increase in volume during the nine month period from May 1, 2003 through October 31, 2003 as compared to the same period in the previous year. The Company continues to experience some seasonality in product demand and overall economic and competitive pressures from competitors with similar product lines.

The Company's cost of sales increased by approximately $267,000 to approximately $2,336,000 for the nine months ended October 31, 2003 as compared to approximately $2,069,000 for the nine months ended October 31, 2002 as a result of increased sales volume. Virtually all of the increase was directly attributable to raw material purchases as the Company maintains a position of excess manufacturing capacity and relatively stable other costs associated with production. The Company experienced a gross profit margin of approximately 13.88% (approximately $376,000) for the first nine months of Fiscal 2004 as compared to approximately 16.93% (approximately $422,000) for the first nine months of Fiscal 2003.

General and administrative expenses increased by approximately $58,000 to approximately $523,000 for the nine months ended October 31, 2003 from approximately $465,000 for the nine months ended October 31, 2002. The largest contributor to this increase is a $10,000 per month administrative fee charge which is payable back to the Company's majority shareholder, KIK Tire Technologies Inc. (a publicly-owned Canadian corporation). Through October 31, 2003, $90,000 has been accrued as a payable to the Company's majority shareholder to be paid at a future date when cash flows will permit.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash and cash equivalents of approximately $46,000, $27,000 and $75,000 at October 31, 2003, January 31, 2003 and October 31, 2002,
respectively. The Company maintained business liquidity and capital resources during the year adequate to fund all capital and operating expense requirements. Operations have historically been funded from internally generated funds, line of credit borrowings, and capital raised via a private placement of securities in previous years.

For the nine months ended October 31, 2003 and 2002, net cash provided by (used in) operating activities was approximately $70,000 and $157,000, respectively. Net cash provided by operating activities consists of cash received from sales of products to customers, less purchases of raw materials, payment of payroll and payment of other general operating expenses, including interest.

Cash used in investing activities was approximately $(48,000) and $(22,000) for each of the nine months ended October 31, 2003 and 2002, respectively. The Fiscal 2004 and 2003 cash utilization was due solely to the acquisition of equipment.

The Company experienced cash used in financing activities of approximately $(2,800) in the first nine months of Fiscal 2004 compared to $(86,000) for the first nine months of Fiscal 2003. Of the cash used during the nine months ended October 31, 2002, approximately $(100,000) was used in the repayment and cancellation of the Company's bank line of credit and was offset by approximately $16,000 advanced from the Company's majority shareholder.

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

None

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

                                              KIK TECHNOLOGY INTERNATIONAL, INC.


Dated: December 11, 2003                              /s/ Kuldip C. Baid
       -----------------                              --------------------------
                                                               Kuldip C. Baid
                                                      Chief Financial Officer
                                                                 and Director