Form 10KSB
period 2004-01-31
KIK TECHNOLOGY INTERNATIONAL INC
filed 2004-04-29
CIK 1109662

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-KSB

--------------------------------------------------------------------------------
(Mark one)
[X] Annual Report Under Section 13 or 15(d) of The Securities Exchange
    Act of 1934

    For the fiscal year ended January 31, 2004

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

      Securities registered under Section 12(b) of the Exchange Act: None

         Securities registered under Section 12(g) of the Exchange Act:
                          Common Stock $.001 par value

--------------------------------------------------------------------------------

Check  whether  the issuer  has (1) filed all  reports  required  to be files by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for the fiscal year ended January 31, 2004 was $3,639,289.

The aggregate market value of the voting common equity held by non-affiliates as of April 20, 2004 was approximately $272,587 based upon 25,021,865 shares outstanding of which 7,571,865 are held by non-affiliates and a share price of $0.036. No non-voting common equity is outstanding.

As of April 20, 2004, there were 25,021,865 shares of Common Stock issued and outstanding.

Transitional Small Business Disclosure Format: Yes [ ]  No [X]

                       KIK TECHNOLOGY INTERNATIONAL, INC.

                                INDEX TO CONTENTS

                                                                     Page Number
                                                                     -----------
PART I

Item 1   Description of Business                                            3
Item 2   Description of Property                                            6
Item 3   Legal Proceedings                                                  7
Item 4   Submission of Matters to a Vote of Security Holders                7

PART II

Item 5   Market for Company's Equity and Related Stockholder Matters        7
Item 6   Management's Discussion and Analysis or Plan of Operation          9
Item 7   Financial Statements                                              12
Item 8   Changes in and Disagreements with Accountants
         on Accounting and Financial Disclosures                           12
Item 8A  Controls and Procedures                                           12

PART III

Item 9   Directors, Executive Officers, Promoters and Control Persons;
         Compliance with Section 16(a) of the Exchange Act                 13
Item 10  Executive Compensation                                            13
Item 11  Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Matters                                   14
Item 12  Certain Relationships and Related Transactions                    15
Item 13  Exhibits and Reports on 8-K                                       15
Item 14  Principal Accountant Fees and Services                            15

SIGNATURES                                                                 17

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

                                     PART I

ITEM 1 - DESCRIPTION OF BUSINESS

BUSINESS DEVELOPMENT

On September 4, 2001, KIK Technology International, Inc. (KTII) (formerly Russian-Imports.com) issued 16,700,000 shares of restricted, unregistered common stock to KIK Tire Technologies Inc. (a publicly-owned Canadian corporation)
(KTTI) for 100.0% of the issued and outstanding stock of KIK Technology, Inc. (a wholly-owned subsidiary of KTTI). By virtue of this transaction, KIK Technology, Inc. became a wholly-owned subsidiary of KTII and KTTI became an approximate 73.6% shareholder in KTII. Concurrent with this transaction, Russian-Imports.com changed it's corporate name to KIK Technologies International, Inc.

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

In its formative years, KIK, through it's research and development efforts, developed new and tougher varieties of urethane formulations for it's products; obtained tooling for new products; and added extensive production capacity.
The Company introduced initiated various marketing programs as capital was available resulting in the following revenues:

         Year ended January 31, 2004 - approximately $3.6 million Year ended January 31, 2003 - approximately $3.2 million Year ended January 31, 2002 - approximately $2.6 million Year ended January 31, 2001 - approximately $3.7 million

Revenues are generated through direct sales to the medical market segment (primarily wheelchair tires) and through a network of third party marketing distributors. KIK continues to develop the implementation of other marketing strategies, directly and through carefully selected new strategic partners as the necessary funds are available. The manufacturing infrastructure sufficient to meet projected demand through the next few years is in place.

The Company has relied upon Section 4(2) of the Securities Act of 1933, as amended (the "Act") and Rule 506 of Regulation D promulgated thereunder ("Rule 506") for it's issuances of its unregistered securities. In each instance, such reliance was based upon the fact that (i) the issuance of the shares did not involve a public offering, (ii) there were no more than thirty-five (35) investors (excluding "accredited investors"), (iii) each investor who was not an accredited investor either alone or with his purchaser representative(s) has such knowledge and experience in financial and business matters that he is capable of evaluating the merits and risks of the prospective investment, or the issuer reasonably believes immediately prior to making any sale that such purchaser comes within this description, (iv) the offers and sales were made in compliance with Rules 501 and 502, (v) the securities were subject to Rule 144 limitations on resale and (vi) each of the parties was a sophisticated purchaser and had full access to the information on the Company necessary to make an informed investment decision by virtue of the due diligence conducted by the purchaser or available to the purchaser prior to the transaction (the "506 Exemption").

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

THE COMPANY'S EQUIPMENT AND PRODUCTION LINE CAPABILITIES

KIK owns all the equipment necessary to turn raw material to the finished product - including tires and completed wheel assemblies.

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

The Company has a machine shop and maintains its own testing and quality assurance equipment and program. Completed tires must meet specific protocols such as weight and pressure. Whenever possible, the Company purchases bulk raw materials in volumes to produce significant cost savings in the manufacturing process.

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

RECREATIONAL: Although the Company has products for recreational devices such as golf carts and skate boards, this market is dominated by bicycles. Previously, KIK has discussed the manufacture of bicycle tires outside of North America through selected strategic (joint venture) partners in countries such as China active in export markets, and where users are reliant on the bicycle as basic transportation. During Fiscal 2004, the Company has become aware of the Chinese manufacture of products of comparable quality, which directly compete with the Company's products. At this time, the expansion of manufacturing outside the Oceanside, California plant is uncertain.

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

During Fiscal 2004, the Company has become aware of the Chinese manufacture of products of comparable quality, which directly compete with the Company's products. At this time, the expansion of manufacturing outside the Oceanside, California plant is uncertain. Further, many of the Company's present and potential competitors have capabilities that may allow such competitors to offer its products at prices which may compete with the Company's products. The Company's products could be made uneconomical by the introduction of new products or marketing or pricing actions by one or more of the Company's competitors, including foreign competition.

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

EMPLOYEES

As of April 20, 2004,  the Company has  approximately  22  full-time  employees, including 3 management/clerical personnel. None of these employees are represented by a labor union. The Company considers its relations with its employees to be excellent. The Company may employ additional personnel, as necessary, to accommodate future expansion.

ITEM 2 - DESCRIPTION OF PROPERTY

The Company maintains its executive offices at 590 Airport Road, Oceanside, CA 92054. Its telephone number is (760) 967-2777.

The Company leases approximately 13,480 square feet of space under a non-cancellable lease, expiring in May 2005, from an unrelated third-party landlord. The lease requires monthly payments as follows: $8,307 for the first 12 months; $8,639 for the next 12 months and $8,984 for the next 12 months. Rent expense incurred under this lease was approximately $102,340 and $97,800 for each of the years ended January 31, 2004 and 2003, respectively.

Future amounts due under this lease agreement for facilities are as follows:

                                            Year ending
                                            January 31,             Amount
                                            -----------             ------
                                               2005                $106,428
                                               2006                  35,936
                                                                   --------

                                               Total               $142,364
                                                                    =======

ITEM 3 - LEGAL PROCEEDINGS

The Company may become involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse impact either individually or in the aggregate on consolidated results of operations, financial position or cash flows of the Company.

As of the date of this filing, the Company is not involved in any legal proceeding.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company has not conducted any meetings of shareholders during the preceding quarter or periods subsequent thereto.

                                     PART II

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

As of April 20, 2004, there were 25,021,865 shares of $0.001 par value common stock (the "Common Stock") of the Company outstanding and owned by approximately 63 shareholders of record, exclusive of shareholders holding their certificates in street name.

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

                                                               High         Low
                                                               ----         ---
FISCAL YEAR ENDED JANUARY 31, 2003
  First quarter 2003 (February 1, 2002 - April 30, 2002)       $0.33       $0.16
  Second quarter 2003 (May 1, 2002 - July 31, 2002)            $0.22       $0.13
  Third quarter 2003 (August 1, 2002 - October 31, 2002)       $0.19       $0.05
  Fourth quarter 2003 (November 1, 2002 - January 31, 2003)    $0.12       $0.04

                                                               High         Low
                                                               ----         ---
FISCAL YEAR ENDED JANUARY 31, 2004
  First quarter 2004 (February 1, 2003 - April 30, 2003)       $0.06       $0.04
  Second quarter 2004 (May 1, 2003 - July 31, 2003)            $0.06       $0.04
  Third quarter 2004 (August 1, 2003 - October 31, 2003)       $0.07       $0.04
  Fourth quarter 2004 (November 1, 2003 - January 31, 2004)    $0.05       $0.02

DIVIDENDS

The Company has never paid or declared any dividends on its common stock and does not anticipate paying cash dividends in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

Effective at the end of each Fiscal quarter during the year ended January 31, 2003, the Company and the holders of the two convertible notes, James Hullihan and Vector II, LLC agreed for the payment of accrued interest in restricted, unregistered common stock. The Company issued an aggregate 101,964 shares of restricted, unregistered common stock in payment of accrued interest. These transactions were valued at an aggregate approximately $6,977. The convertible note terms allow for the payment of accrued interest with restricted, unregistered common stock using an average value of 50% of the daily average of the market price of the common stock for the 30 calendar days preceding the interest due date. In two instances, the closing stock price, as discounted was at or in excess of the closing price on the settlement date. In two instances, the closing stock price on the settlement date was in excess of the prescribed calculation. The differential between the discounted "fair value" and the settlement price resulted in a charge to operations of approximately $906 for compensation expense related to common stock issuances at less than "fair value".

Effective February 1, 2003 and May 1, 2003, the Company and the holders of the two convertible notes, James Hullihan and Vector II, LLC, agreed for the payment of accrued interest in restricted, unregistered common stock. The Company issued an aggregate 206,987 shares of restricted, unregistered common stock in payment of accrued interest. These transactions were valued at an aggregate approximately $3,782. The convertible note terms allow for the payment of accrued interest with restricted, unregistered common stock using an average value of 50% of the daily average of the market price of the common stock for the 30 calendar days preceding the interest due date. In both instances, the closing stock price on the settlement date was in excess of the prescribed calculation. The differential between the discounted "fair value" and the settlement price resulted in a charge to operations of approximately $945 for compensation expense related to common stock issuances at less than "fair value".

In February 2003, the Company issued 150,000 restricted, unregistered shares of common stock to David Gaal in payment of a contract for marketing services. This transaction was valued at approximately $3,000, which was equal to or in excess of the discounted closing price of the Company's common stock on the NASDAQ Electronic Bulletin Board on the date of each respective transaction. The Company relied upon Section 4(2) of The Securities Act of 1933, as amended, for an exemption from registration on these shares..

In April 2003, the Company issued 22,500 restricted, unregistered shares of common stock to Camden Securities in settlement of a January 31, 2003 trade account payable in the amount of approximately $552. The value of this transaction was equal to or in excess of the discounted closing price of the Company's common stock on the NASDAQ Electronic Bulletin Board on the date of each respective transaction. The Company relied upon Section 4(2) of The Securities Act of 1933, as amended, for an exemption from registration on these shares.

In May 2003, the Company issued 575,664 restricted, unregistered shares of common stock in payment of trade accounts payable to Mintmire & Associates, the Company's primary legal counsel, in the amount of approximately $72,849. The value of this transaction was equal to or in excess of the discounted closing price of the Company's common stock on the NASDAQ Electronic Bulletin Board on the date of each respective transaction. The Company relied upon Section 4(2) of The Securities Act of 1933, as amended, for an exemption from registration on these shares.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

During Fiscal 2004 and 2003, the Company achieved revenues of approximately $3,639,000 and $3,156,000 as compared to approximately $2,567,000 for Fiscal 2002. These revenues were derived primarily from the sale of tire products. Net loss for the year ended January 31, 2004 and 2003 was approximately $ (199,137) and $(12,700) as compared to a net loss of approximately ($179,000) for the year ended January 31, 2002. The net loss for Fiscal 2004 includes a $120,000 charge for administrative services to the Company from KIK Tire Technologies Inc., the Company's publicly-owned Canadian majority shareholder. The net loss in 2002 included an extraordinary gain of approximately $203,000 resulting from the extinguishment of trade accounts payable that related to prior business operations. The net loss per share of common stock for Fiscal 2004 and 2003 was approximately $(0.01) and $0.00 per share.

RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes.

YEAR ENDED JANUARY 31, 2004 COMPARED TO THE YEAR ENDED JANUARY 31, 2003

The Company posted net sales of approximately $3,639,000 for the fiscal year ended January 31, 2004 as compared to net sales of approximately $3,156,000 for the fiscal year ended January 31, 2003. This increase reflects sales of the Company's tire products to both key customers and other third party customers during the year as management made an effort to expand it's sales volume in all markets using the Company's products

The Company's cost of sales increased by approximately $517,000 to approximately $3,117,000 for the year ended January 31, 2004 as compared to approximately $2,600,000 for the year ended January 31, 2003. This increase profiles favorably to the increase in sales volume during Fiscal 2004 and increases in prices in raw materials during the year.
Virtually all of the increase is directly attributable to the costs of raw materials and direct labor needed for the increase in unit volume. All other costs related to production were relatively stable during Fiscal 2004. The Company experienced a gross profit margin of approximately 13.26% (approximately $522,000) for Fiscal 2004 as compared to approximately 17.71% (approximately $556,000) for Fiscal 2002. The deterioration of the gross profit margin was attributable to economic pricing pressures caused by foreign competition and increases in domestic raw material costs.
Management is aware of this situation and is evaluating various remedies to restore the gross profit percentages experienced in prior years.

General and administrative expenses increased from approximately $578,000 for Fiscal 2003 to approximately $718,000 in Fiscal 2004. At the KIK operating subsidiary level, all general and administrative costs were virtually consistent (approximately $575,000 for Fiscal 2004 versus $525,000 for Fiscal 2003). The difference reflects various overhead expenses at the corporate administrative level which are subject to random fluctuation based upon business and overhead activities, including a new administrative support charge of $120,000 which was assessed by KIK Tire Technologies Inc., the Company's publicly-owned Canadian majority shareholder.

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

The Company's cost of sales increased by approximately $354,000 to approximately $2,600,000 for the year ended January 31, 2003 as compared to approximately $2,245,000 for the year ended January 31, 2002. This increase profiles favorably to the increase in sales volume during Fiscal 2003. Virtually all of the increase is directly attributable to increased raw material purchases. All other costs related to production were relatively stable during Fiscal 2 The Company experienced a gross profit margin of approximately 17.71% (approximately
$556,000) for Fiscal 2003 as compared to approximately 12.54% (approximately $322,000) for Fiscal 2002.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash and cash equivalents of approximately $81,000 and $27,000 at January 31, 2004 and 2003, respectively. The Company maintained business liquidity and capital resources during the year adequate to fund all capital and operating expense requirements. During Fiscal 2004, operations were primarily funded from internally generated funds. In prior years, operating capital needs were supplemented through line of credit borrowings and capital raised through a private placement of debt and/or equity securities.

For the years ended January 31, 2004 and 2003, the Company's operating activities generated positive net cash flows of approximately $118,000 and $18,000, respectively. Net cash used in operating activities consists of cash received from sales of products to customers, less purchases of raw materials, payment of payroll and payment of other general operating expenses, including interest.

Cash provided by (used in) investing activities was approximately $(60,000) and $80,000 for the years ended January 31, 2004 and 2003, respectively. The Fiscal 2003 increase was attributable to the release of a $100,000 certificate of deposit pledged as collateral on a revolving line of credit which was retired during Fiscal 2003. The Fiscal 2004 cash utilization was due to acquisition of equipment of $(60,000).

The Company experienced cash provided by (used in) financing activities of approximately $(3,800) and $(87,000) in Fiscal 2004 and 2003, respectively. The Fiscal 2004 and 2003 usage included the payment of principal on a long capital lease payable of approximately $(3,800) and $(2,900), respectively. Additionally, during Fiscal 2003, the Company retired the entire balance on the Bank line of credit in the amount of approximately $100,000 and had cash advanced by the Company's publicly-owned Canadian majority shareholder of approximately $16,000.

The Company believes that sufficient cash will be generated internally to fund its operations for the next twelve months.

RESTRUCTURED CONVERTIBLE NOTE

On February 16, 2004, the Company restructured the $50,000 convertible note payable to Vector II, LLC. Under the restructured terms, the Company paid all accrued interest and made a $3,000 principal reduction on March 16, 2
Thereafter, the Company is obligated to pay $2,000 per month, plus accrued interest, for the next six months and $1,000 per month, plus accrued interest, thereafter until all outstanding amounts are paid in full. The restructured note bears interest at 10.0% per annum.

The restructured note is convertible into shares of unregistered, restricted common stock at the sole discretion of the Company provided that the daily average (calculated from the last sale price daily) of the market price of the Company's common stock for any 30 calendar day period equals or exceeds $1.00 per share, with the conversion being calculated at a 50% discount of such 30 day average.

The Noteholder also has the election, with the Company's consent, to receive the monthly interest payments in restricted, unregistered common stock of the Company at the daily average (calculated from the last sale price daily) of the market price of the Company's common stock for the 30 calendar day period prior to the interest due date, with the number of shares to be issued calculated at a 50% discount of such 30 day average.

Through March 31, 2004, the Company has paid approximately $5,000 in principal and $4,100 in cumulative accrued interest.

CRITICAL ACCOUNTING POLICIES

Financial Reporting Release No. 60, of the U. S. Securities and Exchange Commission, requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Note B to the Company's Consolidated Financial Statements includes a summary of the significant accounting policies and methods used in the preparation of the Company's Consolidated Financial Statements. The following is a brief discussion of the more significant accounting policies and methods used by the Company.

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

ITEM 7 - FINANCIAL STATEMENTS

The required consolidated financial statements begin on Page F-1 of this document.

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On March 6, 2003, the Company dismissed the accounting firm of Horwath Gelfond Hochstadt Pangburn, P.C. of Denver, Colorado as the Company's independent auditors. The Company's Board of Directors made the decision to change accountants in an effort to reduce audit costs and limit overhead expenses.

No accountant's report on the financial statements issued by Horwath Gelfond Hochstadt Pangburn, P.C. for either of the years ended January 31, 2002 or 2001, respectively, contained an adverse opinion or a disclaimer of opinion or was qualified or modified as to uncertainty, audit scope or accounting principles.

During the Company's two fiscal years (ended January 31, 2002 and 2001) and from February 1, 2002 through the date of this Report, there were no disagreements with Horwath Gelfond Hochstadt Pangburn, P.C. on any matter of accounting principles or practices, financial disclosure, or auditing scope or procedure. There were no reportable events as described in Item 304(a)(1)(v) of Regulation S-K, during the Company's two fiscal years (ended January 31, 2002 and 2001) and from February 1, 2002 to the date of this Report.

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

ITEM 8A - CONTROLS AND PROCEDURES

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

ITEM 9  -  DIRECTORS,   EXECUTIVE  OFFICERS,   PROMOTERS  AND  CONTROL  PERSONS;
           COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

        Name                      Age               Position
        ----                      ---               --------
    Donald P. Dean                68        Chairman and Director
William M. Knooihuizen            60        President and Director
    Kuldip C. Baid                56        Chief Financial Officer and Director

DONALD P. DEAN, P. ENG. Donald P. Dean serves as Secretary, Chairman of the Board and Director of KIK Technology International, Inc. He has been with KIK Technology, Inc. since 1987. From 1984 to 1987, he served as President of Jade Marble Crafts Ltd., a manufacturer of polyester resin-based plastic products and Twin Top Industries Ltd. Twin Top was a manufacturer of polyurethane foam insulated fiberglass well-head shelters and buildings. During the 1960's Mr. Dean worked as an engineer, distribution supervisor and plant manager of the Toronto Marketing and Chemical Distribution Terminal for Shell Canada Limited. Subsequently, he was President of a subsidiary of Trimac Limited providing worldwide transportation and logistics planning, and management consulting services to government and industry. Mr. Dean is a registered professional engineer. He received a B.Sc. in civil engineering from the University of Saskatchewan in 1960. Mr. Dean is also an executive officer of KIK Tire Technologies Inc., the Company's publicly-owned Canadian majority shareholder.

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

KULDIP C. BAID, CA Kuldip C. Baid serves as CFO and Director of KKTI. He has been with KIK Technology, Inc. since 1987. Mr. Baid is a Canadian Chartered Accountant who from 1981 to 1986 was Manager of Tax with Turbo Resources Ltd. Previous work experience includes public accounting practice with Deloitte & Touche; employment as a financial analyst for Oxford Development Group Ltd.; and Manager of Accounting for Carma Developers Ltd.. Mr. Baid received a B. Commerce degree from the University of Alberta in 1976 and completed his certification as a Chartered Accountant in 1979. Mr. Baid is also an executive officer of KIK Tire Technologies Inc., the Company's publicly-owned Canadian majority shareholder.

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

                                                                     Long-Term
                                                                   Compensation
                                    Annual Compensation               Awards              Payouts
                                  ------------------------   -------------------------    -------
                                                 Other       Restricted    Securities                    All
                                  Salary/        Annual         Stock      Underlying      LTIP         Other
Name/Title                Year     Bonus      Compensation     Awards     Options/SARs    Payouts    Compensation
----------                ----    -------     ------------     ------     ------------    -------    ------------
Donald P. Dean            2004     $-0-           $-0-          $-0-          $-0-          $-0-         $-0-
Chairman and Secretary    2003     $-0-           $-0-          $-0-          $-0-          $-0-         $-0-
                          2002     $-0-           $-0-          $-0-          $-0-          $-0-         $-0-

William P. Knooihuizen    2004   $143,000       $15,000         $-0-          $-0-          $-0-         $-0-
President                 2003   $143,000       $15,000         $-0-          $-0-          $-0-         $-0-
                          2002   $143,000       $15,000         $-0-          $-0-          $-0-         $-0-

Kuldip C. Baid            2004    $72,000         $-0-          $-0-          $-0-          $-0-         $-0-
Chief Financial Officer   2003    $72,000         $-0-          $-0-          $-0-          $-0-         $-0-
                          2002     $-0-           $-0-          $-0-          $-0-          $-0-         $-0-

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

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table shows, as of January 31, 2004, the shares of Common Stock beneficially owned by all of the persons who served as the directors or officers of the Company during Fiscal 2003 as well as the principal shareholders (greater than 5%) of the Company individually and, as to the directors and officers, as a group. The address of each person or entity, unless otherwise noted, is c/o KIK Technology International, Inc., 590 Airport Road, Oceanside, California 92054.

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

                                                                  % of Class
     Name and address                 Number of Shares        Beneficially Owned
     ----------------                 ----------------        ------------------
KIK Tire Technologies Inc. (1)           16,700,000                 66.74%
Donald P. Dean                              250,000                  1.00%
William M. Knooihuizen                      250,000                  1.00%
Kuldip C. Baid                              250,000                  1.00%
All officers and directors               17,450,000                 69.74%
 as a group (1)

----------
(1) Donald P. Dean and Kuldip C. Baid are Executive Officers of KIK Tire Technologies Inc., and as such, may be deemed to have voting control over the above listed shares by attribution.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In May 2001, the Company advanced $53,400 to its President, William Knooihuizen, to hold in trust as a contingency fund for the sole use of the Company in the event of a unanticipated cash shortfall. The advance bears interest at 4.0% annually and is unsecured. The original documentation required repayment of the advance and accrued, but unpaid, interest in May 2003. As of January 31, 2004, with the approval of the Company's Board of Directors, the Company's President continues to maintain these funds as trustee on behalf of the Company.

During the year ended January 31, 2004, the Company accrued $120,000 payable to its majority shareholder, KIK Tire Technologies Inc. (a publicly-owned Canadian corporation) for administrative services.

ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-K

Exhibits
  31.1 Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002 - Chief Executive Officer
  31.2 Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002 - Chief Financial Officer
  32.1    Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002

Reports on Form 8-K

  None

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company paid or accrued the following fees in each of the prior two fiscal years to it's principal accountant, either S. W. Hatfield, CPA of Dallas, Texas (for the year ended January 31, 2004) or Horwath Gelfond Hochstadt Pangburn, P.C. of Denver, Colorado (for the year ended January 31, 2003)

                                                   Year ended        Year ended
                                                   January 31,       January 31,
                                                      2004              2003
                                                     -------           -------
       a) Audit fees                                 $23,200           $43,950
       b) Audit-related fees                              --                --
       c) Tax fees                                        --                --
       d) All other fees                                  --                --
                                                     -------           -------

          Totals                                     $23,200           $43,950
                                                     =======           =======

The Company has no formal audit committee. However, as defined in Sarbanes-Oxley Act of 2002, the entire Board of Directors is the Company's defacto audit committee.

In discharging its oversight responsibility as to the audit process, the Board obtained from the independent auditors a formal written statement describing all relationships between the auditors and the Company that might bear on the auditors' independence as required by Independence Standards Board Standard No. 1, "Independence Discussions with Audit Committees." The Board discussed with the auditors any relationships that may impact their objectivity and independence, including fees for non-audit services, and satisfied itself as to the auditors' independence. The Board also discussed with management, the internal auditors and the independent auditors the quality and adequacy of the Company's internal controls. The Board reviewed with the independent auditors their management letter on internal controls, if one was issued by the Company's auditors.

The Board discussed and reviewed with the independent auditors all matters required to be discussed by auditing standards generally accepted in the United States of America, including those described in Statement on Auditing Standards No. 61, as amended, "Communication with Audit Committees".

The Board reviewed the audited consolidated financial statements of the Company as of and for the year ended January 31, 2004 and 2003, with management and the independent auditors. Management has the sole ultimate responsibility for the preparation of the Company's financial statements and the independent auditors have the responsibility for their examination of those statements.

Based on the above-mentioned review and discussions with the independent auditors and management, the Board of Directors approved the Company's audited consolidated financial statements and recommended that they be included in its Annual Report on Form 10-KSB for the year ended January 31, 2004, for filing with the Securities and Exchange Commission.

The Company's principal accountant, S. W. Hatfield, CPA and/or Horwath Gelfond Hochstadt Pangburn, P.C., did not engage any other persons or firms other than the principal accountant's full-time, permanent employees.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              KIK TECHNOLOGY INTERNATIONAL, INC.

Dated: April 27, 2004                                         /s/ Kuldip C. Baid
       --------------                         ----------------------------------
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


Dated: April 27, 2004                       by                /s/ Donald P. Dean
       --------------                         ----------------------------------
                                                                  Donald P. Dean
                                                          Chairman and Secretary


Dated: April 27, 2004                                 /s/ William M. Knooihuizen
       --------------                         ----------------------------------
                                                          William M. Knooihuizen
                                                          President and Director


Dated: April 27, 2004                                         /s/ Kuldip C. Baid
       --------------                         ----------------------------------
                                                                  Kuldip C. Baid
                                                         Chief Financial Officer
                                                                    and Director

                KIK TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARY

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                            PAGE
                                                                            ----

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                          F-2

CONSOLIDATED FINANCIAL STATEMENTS

   Consolidated Balance Sheets
   as of January 31, 2004 and 2003                                          F-3

   Consolidated Statements of Operations and Comprehensive Loss
   for the years ended January 31, 2004 and 2003                            F-4

   Consolidated Statement of Changes in Stockholders' Equity
   for the years ended January 31, 2004 and 2003                            F-5

   Consolidated Statements of Cash Flows
   for the years ended January 31, 2004 and 2003                            F-6

   Notes to Consolidated Financial Statements                               F-7

                        LETTERHEAD OF S. W. HATFIELD, CPA

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors and Stockholders
KIK Technology International, Inc.

We have audited the accompanying consolidated balance sheet of KIK Technology International, Inc. and Subsidiary (California corporations) as of January 31, 2004 and 2003 and the related consolidated statements of operations and comprehensive loss, changes in stockholders' equity and cash flows for each of the years ended January 31, 2004 and 2003, respectively. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

The consolidated financial statements referred to above, in our opinion, present fairly, in all material respects, the consolidated financial position of KIK Technology International, Inc. and Subsidiary as of January 31, 2004 and 2003 and the results of their consolidated operations and cash flows for each of the years ended January 31, 2004 and 2003, respectively, in conformity with accounting principles generally accepted in the United States of America.


                                             /s/ S. W. Hatfield, CPA
                                             -----------------------------
                                             S. W. HATFIELD, CPA
Dallas, Texas
April 14, 2004

                KIK TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                            January 31, 2004 and 2003

                                                                         January 31,           January 31,
                                                                            2004                  2003
                                                                         -----------           -----------
                                     ASSETS
CURRENT ASSETS
  Cash on hand and in bank                                               $    80,514           $    26,692
  Accounts receivable
  Trade, net of allowance for doubtful accounts
   of approximately $14,230 and $16,215, respectively                        372,186               372,209
  Other                                                                        7,543                 5,407
  Inventories                                                                323,063               301,411
  Prepaid expenses                                                             2,692                   436
                                                                         -----------           -----------
     TOTAL CURRENT ASSETS                                                    785,998               706,155
                                                                         -----------           -----------

PROPERTY AND EQUIPMENT - AT COST                                             636,780               576,782
  Less Accumulated depreciation                                             (479,227)             (438,239)
                                                                         -----------           -----------
     NET PROPERTY AND EQUIPMENT                                              157,553               138,543
                                                                         -----------           -----------
OTHER ASSETS
  Funds held in trust by officer                                              53,400                53,400
  Refundable deposits                                                          4,800                 4,800
  Deferred debt issuance costs, net of accumulated amortization
   of approximately $21,840 and $12,740, respectively                             --                 9,100
                                                                         -----------           -----------
     TOTAL OTHER ASSETS                                                       58,200                67,300
                                                                         -----------           -----------

TOTAL ASSETS                                                             $ 1,001,751           $   911,998
                                                                         ===========           ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Notes payable to investors, net of accompanying warrant
    discount of approximately $-0- and $4,775                            $    75,000           $    70,225
  Current maturity of capital lease payable                                    4,095                 3,738
  Accounts payable - trade                                                   286,773               170,447
  Other accrued expenses                                                      42,454                72,020
  Advances from and amounts payable to majority shareholder                  136,000                16,000
                                                                         -----------           -----------
     TOTAL CURRENT LIABILITIES                                               544,322               332,430
                                                                         -----------           -----------
LONG-TERM DEBT
  Capital lease payable                                                       10,336                14,465
                                                                         -----------           -----------
     TOTAL LIABILITIES                                                       554,658               346,895
                                                                         -----------           -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Common stock - $0.001 par value
    100,000,000 shares authorized
    25,021,865 and 24,086,964 shares issued and outstanding                   25,022                24,087
  Additional paid-in capital                                               5,146,573             5,066,381
  Accumulated deficit                                                     (4,724,502)           (4,525,365)
                                                                         -----------           -----------
     TOTAL STOCKHOLDERS' EQUITY                                              447,093               565,103
                                                                         -----------           -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $ 1,001,751           $   911,998
                                                                         ===========           ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                KIK TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARY
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                      Years ended January 31, 2004 and 2003

                                                                        Year ended             Year ended
                                                                        January 31,            January 31,
                                                                           2004                   2003
                                                                       ------------           ------------
REVENUES - net of returns and allowances                               $  3,639,289           $  3,155,541

COST OF SALES
  Raw materials                                                           2,247,110              1,869,179
  Direct labor and other costs                                              831,358                695,524
  Depreciation                                                               38,589                 35,096
                                                                       ------------           ------------
     TOTAL COST OF SALES                                                  3,117,057              2,599,799
                                                                       ------------           ------------

GROSS PROFIT                                                                522,232                555,742
                                                                       ------------           ------------

OPERATING EXPENSES
  Selling and marketing expenses                                              6,500                     --
  General and administrative expenses
    Salaries and related expenses                                            91,772                110,672
    Other operating expenses                                                487,634                454,049
  Administrative service fee to majority shareholder                        120,000                     --
  Depreciation and amortization                                              11,500                 13,304
  Compensation expense related to common
   stock issuances at less than "fair value"                                    945                    906
                                                                       ------------           ------------
     TOTAL OPERATING EXPENSES                                               718,351                578,931
                                                                       ------------           ------------

LOSS FROM OPERATIONS                                                       (196,119)               (23,189)

OTHER INCOME
  Interest expense                                                          (13,823)               (16,032)
  Interest and other income                                                  10,805                 26,532
                                                                       ------------           ------------

LOSS BEFORE PROVISION FOR INCOME TAXES AND EXTRAORDINARY ITEM              (199,137)               (12,689)

PROVISION FOR INCOME TAXES                                                       --                     --
                                                                       ------------           ------------

NET LOSS                                                                   (199,137)               (12,689)

OTHER COMPREHENSIVE INCOME                                                       --                     --
                                                                       ------------           ------------

COMPREHENSIVE LOSS                                                     $   (199,137)          $    (12,689)
                                                                       ============           ============
Net loss per weighted-average share
 of common stock outstanding, calculated
 on Net Loss - basic and fully diluted                                 $      (0.01)          $      (0.00)
                                                                       ============           ============
Weighted-average number of shares
 of common stock outstanding                                             24,840,873             24,035,930
                                                                       ============           ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                KIK TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARY
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                      Years ended January 31, 2004 and 2003

                                            Common Stock       Additional
                                       --------------------     paid-in      Accumulated
                                       Shares        Amount     capital        deficit         Total
                                       ------        ------     -------        -------         -----
BALANCES AT FEBRUARY 1, 2002         23,985,000     $23,985    $5,058,600    $(4,512,676)    $ 569,909

Issuance of common stock for
 Payment of accrued interest            101,964         102         6,875             --         6,977
 Compensation expense related
 to issuance of shares at
 less than "fair value"                      --          --           906             --           906

Net loss for the year                        --          --            --        (12,689)      (12,689)
                                     ----------     -------    ----------    -----------     ---------

BALANCES AT JANUARY 31, 2003         24,086,964      24,087     5,066,381     (4,525,365)      565,103

Issuance of common stock for
 Payment of accrued interest            186,737         187         3,595             --         3,782
 Compensation expense related
 to issuance of shares at
 less than "fair value"                      --          --           945             --           945
Payment of trade accounts payable       598,164         598        72,802             --        73,400
Payment of consulting fees              150,000         150         2,850             --         3,000

Net loss for the year                        --          --            --       (199,137)     (199,137)
                                     ----------     -------    ----------    -----------     ---------

BALANCES AT JANUARY 31, 2004         25,021,865     $25,022    $5,146,573    $(4,724,502)    $ 447,093
                                     ==========     =======    ==========    ===========     =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                KIK TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      Years ended January 31, 2004 and 2003

                                                              Year ended        Year ended
                                                              January 31,       January 31,
                                                                 2004              2003
                                                               ---------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss for the year                                        $(199,137)        $ (12,689)
  Adjustments to reconcile net loss to net cash
   provided by operating activities
     Depreciation and amortization                                50,089            48,400
     Amortization of warrant discount on notes payable             4,775             5,896
     Provision for doubtful accounts receivable                   (1,986)           16,215
     Expenses paid with common stock                               6,780             6,977
     Compensation expense related to common stock
      issuances at less than "fair value"                            945               906
  (Increase) Decrease in
     Accounts receivable - trade and other                          (127)          105,415
     Inventory                                                   (21,652)           24,761
     Prepaid expenses and other                                   (2,256)               --
  Increase (Decrease) in
     Accounts payable                                            189,727          (216,699)
     Other accrued expenses                                      (29,566)           38,576
     Accrued management fees to parent company                   120,000                --
                                                               ---------         ---------
NET CASH USED IN OPERATING ACTIVITIES                            117,592            17,758
                                                               ---------         ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Decrease in restricted cash                                         --           100,000
  Purchase of property and equipment                             (59,998)          (19,887)
                                                               ---------         ---------
NET CASH USED IN INVESTING ACTIVITIES                            (59,998)           80,113
                                                               ---------         ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Payments on long-term capital lease                             (3,772)           (2,877)
  Net borrowings (payments) on bank line of credit                    --           (99,981)
  Cash advanced by majority shareholder                               --            16,000
                                                               ---------         ---------
NET CASH USED IN FINANCING ACTIVITIES                             (3,772)          (86,858)
                                                               ---------         ---------

INCREASE (DECREASE) IN CASH                                       53,822            11,013

Cash at beginning of period                                       26,692            15,679
                                                               ---------         ---------

CASH AT END OF PERIOD                                          $  80,514         $  26,692
                                                               =========         =========
SUPPLEMENTAL DISCLOSURE OF INTEREST
AND INCOME TAXES PAID
  Interest paid for the period                                 $   3,439         $   2,636
                                                               =========         =========
  Income taxes paid for the period                             $      --         $      --
                                                               =========         =========
SUPPLEMENTAL DISCLOSURE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES
  Acquisition of equipment on a long-term capital lease        $      --         $  21,080
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

                KIK TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - ORGANIZATION AND DESCRIPTION OF BUSINESS

KIK Technology International, Inc. (KTII) was incorporated on February 1, 2000 under the laws of the State of California as Russian-Imports.com.
Russian-Imports.com was initially founded to develop an internet e-commerce website which would sell handmade lacquer boxes, Matroshka dolls and crystal imported from Russia. This business plan was unsuccessful and, subsequently, terminated. The Company then adopted a business plan to locate and combine with an existing, privately-held company which is profitable or, in management's view, has growth potential, irrespective of the industry in which it is engaged.

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

KIK Technology, Inc. (KTI) was incorporated in June 1988 under the laws of the State of California. KTI manufactures and markets an extensive and high quality line of off-highway micro-cellular polyurethane tires for the healthcare, light industrial, lawn and garden and recreational industries. KTI operates from a sole manufacturing plant and marketing offices located in Oceanside, CA.

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

Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company's system of internal accounting control is designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods being presented.

                KIK TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARY

NOTE B - PREPARATION OF FINANCIAL STATEMENTS - CONTINUED

For segment reporting purposes, the Company operated in only one industry segment during the periods represented in the accompanying financial statements and makes all operating decisions and allocates resources based on the best benefit to the Company as a whole.

These financial statements reflect the books and records of KIK Technology International, Inc. (formerly Russian-Imports.com) (KTII) and KIK Technology, Inc. (KTI) as of and for the years ended January 31, 2004 and 2003, respectively. All significant intercompany transactions have been eliminated in consolidation. The consolidated entities are referred to as Company.

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

2. ACCOUNTS RECEIVABLE AND REVENUE RECOGNITION

     In the normal course of business, the Company extends unsecured credit to virtually all of its customers war located throughout the United States and are principally concentrated in the midwest region of the country. Depending upon management's assessment of creditworthiness and order size, certain shipments are made on "COD" terms using common carriers. Because of the credit risk involved, management has provided an allowance for doubtful accounts which reflects its opinion of amounts which will eventually become uncollectible. In the event of complete non-performance, the maximum exposure to the Company is the recorded amount of trade accounts receivable shown on the balance sheet at the date of non-performance.

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

                KIK TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARY

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

4. PROPERTY AND EQUIPMENT

     Property and equipment are recorded at historical cost. These costs are depreciated over the estimated useful lives generally two (2) to seven (7) years, of the individual assets using the straight-line method. Gains and losses from the disposition of property and equipment are included in operations as incurred.

     In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company follows the policy of evaluating all property and equipment as of the end of each reporting quarter. For each of the years ended January 31, 2004 and 2003, no charges to operations were made for impairments in the future benefit of property and equipment.

5. DEFERRED DEBT ISSUE COSTS

     Deferred debt issue costs represent monies paid investment bankers and legal counsel in connection with the issuance of $75,000 in convertible notes payable. These costs are amortized as a component of operations over the life of the underlying debt instrument using the straight line method.

6. INCOME TAXES

     The Company uses the asset and liability method of accounting for income taxes. At January 31, 2004 and 2003, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

     As of January 31, 2004 and 2003, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved.

7. ADVERTISING COSTS

     The Company does not conduct any direct response advertising activities. For non-direct response advertising, the Company charges the costs of these efforts to operations at the first time the related advertising is published.

8. EARNINGS (LOSS) PER SHARE

     Basic  earnings  (loss) per share is computed  by  dividing  the net income
     (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of January 31, 2004 and 2003, the Company's issued and outstanding, warrants, options and convertible debt are considered antidilutive due to the Company's net operating loss position.

                KIK TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARY

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

9. EMPLOYEE STOCK OPTIONS

     For periods prior to November 1, 2002, the Company chose to account for employee stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25 (APB No. 25), Accounting for Stock Issued to Employees, and related interpretations. Accordingly, employee compensation cost for stock options and warrants is measured as the excess, if any, of the market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. This treatment was allowed under Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" (SFAS 123).

     In December 2002, FASB issued Statement of Financial Accounting Standards No. 148 "Accounting for Stock- Based Compensation - Transition and Disclosure" (SFAS 148). This statement amends SFAS 123 and provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. This statement also amends the disclosure requirements of SFAS 123 to require more prominent and frequent disclosures in financial statements about the effects of stock-based compensation. The transition guidance and annual disclosure provisions of SFAS 148 are effective for financial statements issued for fiscal years ending after December 15, 2002. Effective November 1, 2003, the first day of the reporting quarter including the effective date of SFAS 148, the Company's Board of Directors, in conjunction with public opinion and SFAS 148, elected to expense the imputed compensation cost related to any stock options granted during Fiscal 2003 and for future periods. The Company did not issue any stock options during Fiscal 2004 or Fiscal 2003 and the adoption of SFAS 148 did not have a material impact on our results of operations or financial condition.

10. NEW AND PENDING ACCOUNTING PRONOUNCEMENTS

     Statement of Financial Accounting Standard (SFAS) No. 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS No.
     143 is effective in fiscal years beginning after June 15, 2002, with early adoption permitted. The Company adopted SFAS No. 143 effective February 1, 2003 and the adoption had no impact on its consolidated results of operations and financial position.

     SFAS No. 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. SFAS No. 144 superseded Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS No. 121), and APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently
     Occurring Events and Transactions". The Company adopted SFAS No. 144 effective February 1, 2002. The adoption of SFAS No. 144 had no material impact on Company's consolidated financial statements.

     In April 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections." This Statement rescinds SFAS, "Reporting Gains and Losses from Extinguishment of Debt", and an amendment of that Statement, SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements" and SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers". This Statement amends SFAS No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. We do not expect the adoption to have a material impact to our financial position or results of operations.

                KIK TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARY

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

10. NEW AND PENDING ACCOUNTING PRONOUNCEMENTS - continued

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. We do not expect the adoption of SFAS No. 146 to have a material impact to our financial position or results of operations.

     In October 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions-an amendment of SFAS No. 72 and 144 and SFAS Interpretation No. 9," which removes acquisitions of financial institutions from the scope of both Statement 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". In addition, this Statement amends SFAS No. 144, "Accounting for the Impairment or Disposal of Long- Lived Assets", to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. The requirements relating to acquisitions of financial institutions are effective for acquisitions for which the date of acquisition is on or after October 1, 2002. The provisions related to accounting for the impairment or disposal of certain long-term customer-relationship intangible assets are effective on October 1, 2002. The adoption of this statement did not have a material impact to our financial position or results of operations as we have not engaged in either of these activities.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," which amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002, with earlier application permitted in certain circumstances. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The adoption of this statement did not have a material impact on our financial position or results of operations as we have not elected to change to the fair value based method of accounting for stock-based employee compensation.

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." Interpretation 46 changes the criteria by which one company includes another entity in its consolidated financial s Previously, the criteria were based on control through voting interest. Interpretation 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A company that consolidates a variable interest entity is called the primary beneficiary of that entity. The consolidation requirements of Interpretation 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2 Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. We do not expect the adoption to have a material impact to our financial position or results of operations.

                KIK TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARY

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

10. NEW AND PENDING ACCOUNTING PRONOUNCEMENTS - continued

     In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities". SFAS No. 149 amends SFAS No. 133 to provide clarification on the financial accounting and reporting of derivative instruments and hedging activities and requires that contracts with similar characteristics be accounted for on a comparable basis. The provisions of SFAS No. 149 are effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on our results of operations or financial position.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". SFAS No. 150 establishes standards on the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The provisions of SFAS N15 are effective for financial instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on our results of operations or financial position.

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

NOTE E - CONCENTRATIONS OF CREDIT RISK

KTII and KTI maintain their respective cash accounts in financial institutions subject to insurance coverage issued by the Federal Deposit Insurance
Corporation (FDIC). Under FDIC rules, both KTII and KTI are entitled to aggregate coverage of $100,000 per account type per separate legal entity per financial institution. During the years ended January 31, 2004 and 2003, respectively, the various entities, from time-to-time, had deposits in a financial institution with credit risk exposures in excess of statutory FDIC coverage. The Company has incurred no losses during Fiscal 2004 and 2003 as a result of any of these unsecured situations.

NOTE F - INVENTORIES

Inventories consist of the following at January 31, 2004 and 2003:

                                            January 31,           January 31
                                               2004                  2003
                                             --------              --------
     Raw materials                           $114,120              $ 57,271
     Finished goods                           208,943               244,140
                                             --------              --------
     Total                                   $323,063              $301,411
                                             ========              ========

                KIK TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARY

NOTE G - PROPERTY AND EQUIPMENT

Property and equipment consists of the following at January 31, 2004 and 2003:

                                     January 31,    January 31,
                                        2004           2003       Estimated life
                                      ---------      ---------    --------------
     Machinery and Equipment          $ 587,880      $ 530,039        7 years
     Office furniture and fixtures       25,441         23,284        5 years
     Leasehold improvements              14,180         14,180        2 years
     Vehicles                             9,279          9,279        5 years
                                      ---------      ---------
                                        636,780        576,782
     Less accumulated depreciation     (479,227)      (438,239)
                                      ---------      ---------

     Net property and equipment       $ 157,553      $ 138,543
                                      =========      =========

Depreciation expense for the years ended January 31, 2004 and 2003 was approximately $40,988 and $37,480, respectively.

NOTE H - RESTRICTED CASH

As collateral for a $100,000 line of credit at KIK's principal financial institution, KIK placed and pledged a $100,000 certificate of deposit as collateral. This amount was released and returned to KIK upon the repayment and termination of the line of credit during Fiscal 2003.

NOTE I - FUNDS HELD IN TRUST BY OFFICER

In May 2001, the Company advanced $53,400 to its President to hold in trust as a contingency fund for the sole use of the Company in the event of a unanticipated cash shortfall. The advance bears interest at 4.0% annually and is unsecured. The original documentation required repayment of the advance and accrued, but unpaid, interest in May 2003. As of January 31, 2004, with the approval of the Company's Board of Directors, the Company's President continues to maintain these funds as trustee on behalf of the Company.

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

In conjunction with the offering of the notes, each note holder was given one warrant for each $1.00 invested. Each warrant allows the holder to purchase one share of the Company's common stock at an initial exercise price of $per share, and is exercisable for two years. In March 2002, the Company repriced the outstanding warrants to an exercise price of $0.40 per share.

Pursuant to the private placement, the Company sold a $50,000 convertible note on November 12, 2001 and a $25,000 convertible note on December 26, 2001 to two unrelated investors. Warrants to purchase a combined total of 75,000 shares of the Company's common stock at $0.60 per share were also issued to the investors. The warrants were valued at $11,789 using the Black-Scholes option-pricing model, and therefore $11,789 of the total debt proceeds of $75,000 was allocated to the warrants, resulting in a discount on the notes, which will be amortized to interest expense over the term of the underlying debt. During the years ended January 31, 2004 and 2003, approximately $9,100 and $5,900 of the discount was amortized to interest expense. The weighted average assumptions utilized to value the warrants using the Black-Scholes option-pricing model were as follows:

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

The aggregate maturities of the notes are as follows:

     Year ended January 31, 2004                                  $ 75,000
     Less unamortized discount                                      (4,775)
                                                                  --------

     Year ended January 31, 2003                                  $ 70,225
                                                                  ========

The Company recognized interest expense related to the all outstanding debt, including the notes payable, bank lines of credit and equipment financing, of approximately $14,000 and $16,000, for the years ended January 31, 2004 and 2003, respectively.

                KIK TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARY

NOTE K - CAPITAL LEASE PAYABLE

Capital lease payable is as follows:

                                                        January 31,  January 31,
                                                           2004         2003
                                                         --------     --------
$21,080 capital lease payable to a finance corporation
 Interest at 8.60%.  Payable in monthly installments
 of approximately $432, including accrued interest
 Final maturity due in April 2007.  Collateralized by
 equipment                                               $ 14,431     $ 18,203

     Less current maturities                               (4,095)      (3,738)
                                                         --------     --------

     Long-term portion                                   $ 10,336     $ 14,465
                                                         ========     ========

Future maturities of long-term capital leases payable are

                                                     Year ending
                                                      January 31,      Amount
                                                      -----------      ------
                                                         2005         $ 4,095
                                                         2006           4,468
                                                         2007           4,872
                                                         2008             996
                                                                      -------

                                                         Total        $14,431
                                                                      =======

NOTE L - INCOME TAXES

The components of income tax (benefit) expense for the years ended January 31, 2004 and 2003, respectively, are as follows:

                                             January 31,           January 31,
                                                2004                  2003
                                              -------               -------
      Federal:
       Current                                $    --               $    --
       Deferred                                    --                    --
                                              -------               -------
                                                   --                    --
                                              -------               -------
      State:
       Current                                     --                    --
       Deferred                                    --                    --
                                              -------               -------
                                                   --                    --
                                              -------               -------

       Total                                  $    --               $    --
                                              =======               =======

The Company has a net operating loss carryforward of approximately $4,600,000 to offset future taxable income. Subject to current regulations, this carryforward will begin to expire in 2005. The amount and availability of the net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

                KIK TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARY

NOTE L - INCOME TAXES - CONTINUED

The Company's income tax expense for the years ended January 31, 2004 and 2003, respectively, are as follows:

                                                     January 31,     January 31,
                                                        2004            2003
                                                      --------        --------

Statutory rate applied to loss before income taxes    $(68,000)       $ (4,300)
Increase (decrease) in income taxes resulting from:
 State income taxes                                         --              --
 Other, including reserve for deferred tax asset        68,000           4,300
                                                      --------        --------

    Income tax expense                                $     --        $     --
                                                      ========        ========

Temporary differences, consisting primarily of net operating loss carryforwards, statutory deferrals of expenses for organizational costs and accrued, but unpaid, accruals for officer compensation and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and liabilities as of January 31, 2004 and 2003, respectively:

                                               January 31,          January 31,
                                                  2004                 2003
                                               -----------          -----------
Deferred tax assets
  Net operating loss carryforwards             $ 1,564,000          $ 1,496,000
  Less valuation allowance                      (1,564,000)          (1,496,000)
                                               -----------          -----------

Net Deferred Tax Asset                         $        --          $        --
                                               ===========          ===========

During the Fiscal years ended January 31, 2004 and 2003, respectively, the valuation allowance for the deferred tax asset increased (decreased) by approximately $68,000 and $(204,000).

NOTE M - COMMON STOCK TRANSACTIONS

Effective at the end of each Fiscal quarter during the year ended January 31, 2003, the Company and the holders of the two convertible notes agreed for the payment of accrued interest in restricted, unregistered common stock. The Company issued an aggregate 101,964 shares of restricted, unregistered common stock in payment of accrued interest. These transactions were valued at an aggregate approximately $6,977. The convertible note terms allow for the payment of accrued interest with restricted, unregistered common stock using an average value of 50% of the daily average of the market price of the common stock for the 30 calendar days preceding the interest due date. In two instances, the closing stock price, as discounted was at or in excess of the closing price on the settlement date. In two instances, the closing stock price on the settlement date was in excess of the prescribed calculation. The differential between the discounted "fair value" and the settlement price resulted in a charge to operations of approximately $906 for compensation expense related to common stock issuances at less than "fair value". The Company relied upon Section 4(2) of The Securities Act of 1933, as amended, for an exemption from registration on these shares.


                (Remainder of this page left blank intentionally)

                KIK TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARY

NOTE M - COMMON STOCK TRANSACTIONS - CONTINUED

Effective February 1, 2003 and May 1, 2003, the Company and the holders of the two convertible notes agreed for the payment of accrued interest in restricted, unregistered common stock. The Company issued an aggregate 206,987 shares of restricted, unregistered common stock in payment of accrued interest. These transactions were valued at an aggregate approximately $3,782. The convertible note terms allow for the payment of accrued interest with restricted, unregistered common stock using an average value of 50% of the daily average of the market price of the common stock for the 30 calendar days preceding the interest due date. In both instances, the closing stock price on the settlement date was in excess of the prescribed calculation. The differential between the discounted "fair value" and the settlement price resulted in a charge to operations of approximately $945 for compensation expense related to common stock issuances at less than "fair value". The Company relied upon Section 4(2) of The Securities Act of 1933, as amended, for an exemption from registration on these shares.

In February 2003, the Company issued 150,000 restricted, unregistered shares of common stock in payment of a contract for marketing services. This transaction was valued at approximately $3,000, which was equal to or in excess of the discounted closing price of the Company's common stock on the NASDAQ Electronic Bulletin Board on the date of each respective transaction. The Company relied upon Section 4(2) of The Securities Act of 1933, as amended, for an exemption from registration on these shares.

In April 2003, the Company issued 22,500 restricted, unregistered shares of common stock in settlement of a January 31, 2003 trade account payable in the amount of approximately $552. The value of this transaction was equal to or in excess of the discounted closing price of the Company's common stock on the NASDAQ Electronic Bulletin Board on the date of each respective transaction. The Company relied upon Section 4(2) of The Securities Act of 1933, as amended, for an exemption from registration on these shares.

In May 2003, the Company issued 575,664 restricted, unregistered shares of common stock in payment of trade accounts payable to the Company's primary legal counsel in the amount of approximately $72,849. The value of this transaction was equal to or in excess of the discounted closing price of the Company's common stock on the NASDAQ Electronic Bulletin Board on the date of each respective transaction. The Company relied upon Section 4(2) of The Securities Act of 1933, as amended, for an exemption from registration on these shares.

NOTE N - STOCK WARRANTS

At January 31, 2004, the 75,000 warrants sold in conjunction with the convertible notes private placement had expired.

In conjunction with the reverse acquisition, which was concluded in September 2001, The Company granted 2,300,000 warrants to certain shareholders of KTTI. These warrants have an exercise price of approximately $0.05 per share and expire in April 2004.

The following table lists the issued and outstanding stock warrants as of January 31, 2004 and 2003, respectively:

                                                   Warrants
                                   Warrants      outstanding at
                                  originally      January 31,
                                    issued           2004         Exercise price
                                   ---------       ---------      --------------
Balance at January 31, 2002        2,375,000       2,375,000
  Granted                                 --              --
  Exercised                               --              --
  Forfeited/Expired                       --              --
                                   ---------       ---------

Balance at January 31, 2003        2,375,000       2,375,000
                                   =========       =========

                KIK TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARY

NOTE N - STOCK WARRANTS - CONTINUED

                                                                 Warrants
                                                Warrants       outstanding at
                                               originally       January 31,
                                                 issued            2004         Exercise price
                                                ---------        ---------      --------------
Balance at January 31, 2003                     2,375,000        2,375,000
  Granted                                              --               --
  Exercised                                            --               --
  Forfeited/Expired
  Convertible note/warrants                       (75,000)         (75,000)           $0.40
                                               ----------       ----------

Balance at January 31, 2004                     2,300,000        2,300,000
                                               ==========       ==========

Warrants exercisable January 31, 2004           2,300,000
                                               ==========

Weighted-average exercise price per warrant    $     0.05
                                               ==========

NOTE O - RELATED PARTY TRANSACTIONS

During the year ended January 31, 2004, the Company accrued approximately $120,000 in administrative service fees payable to KTTI.

NOTE P - COMMITMENTS AND CONTINGENCIES

LEASED FACILITIES

The Company leases its facilities under a non-cancellable operating lease, which expires in May 2005. The lease requires monthly payments as follows: $8,307 for the first 12 months; $8,639 for the next 12 months and $8,984 for the next 12 months. Rent expense incurred under this lease was approximately $102,340 and $97,800 for each of the years ended January 31, 2004 and 2003, respectively.

Future amounts due under this agreement are as follows:

                                      Year ending
                                      January 31,                    Amount
                                      -----------                    ------
                                         2005                       $106,428
                                         2006                         35,936
                                                                    --------

                                         Total                      $142,364
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

                KIK TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARY

NOTE Q - SIGNIFICANT CUSTOMERS

During the year ended January 31, 2004, the Company had two separate customers responsible for an aggregate of approximately 78.47% (69.06% and 9.41%, respectively) of total sales. The largest customer is also a significant vendor of raw materials. The largest key customer was responsible for approximately 48.95% of accounts receivable and 76.17% of accounts payable at January 31, 2004. The second key customer was responsible for approximately 1.72% of accounts receivable and 0.00% of accounts payable at January 31, 2004. There were no other customer(s) responsible for more than 10.0% of total net sales during Fiscal 2004.

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


NOTE R - SELECTED FINANCIAL DATA (UNAUDITED)

The following is a summary of the quarterly results of operations for the years ended January 31, 2004 and 2003, respectively.

                              Quarter ended     Quarter ended    Quarter ended    Quarter ended      Year ended
                                April 30,          July 31,        October 31,      January 31,      January 31,
                                ---------          --------        -----------      -----------      -----------
FISCAL 2004
  Sales                       $   792,156       $   929,571       $   990,843       $   926,719      $ 3,639,289
  Gross profit                    122,215           137,817           116,462           145,738          522,232
  Net earnings after
   provision for
   income taxes                   (61,636)          (40,059)          (49,959)          (47,483)        (199,137)
  Basic and fully diluted
   earnings per share                 nil               nil               nil               nil      $     (0.01)
  Weighted average
   number of shares
   issued and outstanding      24,311,934        24,990,579        25,021,865        25,021,865       24,840,873

FISCAL 2003
  Sales                       $   849,370       $   779,391       $   862,039       $   664,741      $ 3,155,541
  Gross profit                    130,084           159,506           132,110           134,042          555,742
  Net earnings after
   provision for
   income taxes                   (23,779)            8,816           (20,733)           23,007      $   (12,689)
  Basic and fully diluted
   earnings per share                 nil               nil               nil               nil              nil
  Weighted average
   number of shares
   issued and outstanding      23,985,000        24,000,606        24,028,950        24,087,471       24,035,930

                KIK TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARY

NOTE S - SUBSEQUENT EVENTS

On February 16, 2004, the Company restructured the $50,000 convertible note. Under the restructured terms, the Company paid all accrued interest and a $3,000 principal reduction on March 16, 2004. Thereafter, the Company is obligated to pay $2,000 per month, plus accrued interest, for the next six months and $1,000 per month, plus accrued interest, thereafter until all outstanding amounts are paid in full. The restructured note bears interest at 10.0% per annum.

The restructured note is convertible into shares of unregistered, restricted common stock at the sole discretion of the Company provided that the daily average (calculated from the last sale price daily) of the market price of the Company's common stock for any 30 calendar day period equals or exceeds $1.00 per share, with the conversion being calculated at a 50% discount of such 30 day average.

The Noteholder also has the election to receive the monthly interest payments in restricted, unregistered common stock of the Company at the daily average (calculated from the last sale price daily) of the market price of the C common stock for the 30 calendar day period prior to the interest due date, with the number of shares to be issued calculated at a 50% discount of such 30 day average.

Through March 31, 2004, the Company has paid approximately $5,000 in principal and $4,100 in cumulative accrued interest.