Form 10QSB
period 2004-04-30
KIK TECHNOLOGY INTERNATIONAL INC
filed 2004-06-14
CIK 1109662

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB
(Mark one)
[X] Quarterly Report Under Section 13 or 15(d) of The Securities Exchange
    Act of 1934

    For the quarterly period ended April 30, 2004

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: June 3, 2004: 25,021,865

Transitional Small Business Disclosure Format (check one): YES [ ] NO [X]

                       KIK TECHNOLOGY INTERNATIONAL, INC.

                Form 10-QSB for the Quarter ended April 30, 2004

                                Table of Contents


                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION

  Item 1 Financial Statements                                                 3

  Item 2 Management's Discussion and Analysis or Plan of Operation           21

  Item 3 Controls and Procedures                                             23


PART II - OTHER INFORMATION

  Item 1 Legal Proceedings                                                   24

  Item 2 Changes in Securities                                               24

  Item 3 Defaults Upon Senior Securities                                     24

  Item 4 Submission of Matters to a Vote of Security Holders                 24

  Item 5 Other Information                                                   24

  Item 6 Exhibits and Reports on Form 8-K                                    24

SIGNATURES                                                                   24

                                     PART I
ITEM 1 - FINANCIAL STATEMENTS


                KIK TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                             April 30, 2004 and 2003

                                   (UNAUDITED)

                                                                           April 30,       April 30,
                                                                             2004            2003
                                                                          ----------      ----------
                                     ASSETS

CURRENT ASSETS
   Cash on hand and in bank                                               $   33,752      $   58,955
   Accounts receivable
   Trade, net of allowance for doubtful accounts
    of approximately $14,230 and $16,215, respectively                       488,571         540,823
   Other                                                                       8,077           5,940
   Inventories                                                               315,367         318,724
   Prepaid expenses                                                            2,452          15,307
                                                                          ----------      ----------

      TOTAL CURRENT ASSETS                                                   848,219         939,749
                                                                          ----------      ----------

PROPERTY AND EQUIPMENT - AT COST,
 NET OF ACCUMULATED DEPRECIATION                                             154,110         137,229
                                                                          ----------      ----------

OTHER ASSETS
   Funds held in trust by officer                                             53,400          53,400
   Refundable deposits                                                         4,800           4,800
   Deferred debt issuance costs, net of accumulated amortization
    of approximately $21,840 and $15,470, respectively                            --           6,370
                                                                          ----------      ----------

      TOTAL OTHER ASSETS                                                      64,570          64,570
                                                                          ----------      ----------

TOTAL ASSETS                                                              $1,060,529      $1,141,548
                                                                          ==========      ==========

   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
              The accompanying notes are an integral part of these
                       consolidated financial statements.

                KIK TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARY
                     CONSOLIDATED BALANCE SHEETS - CONTINUED
                             April 30, 2004 and 2003

                                   (UNAUDITED)

                                                                       April 30,          April 30,
                                                                         2004               2003
                                                                      -----------        -----------
                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Notes payable to investors, net of accompanying
    unamortized warrant discount of approximately
    $-0- and $3,301, respectively                                     $    43,000        $    71,699
   Current maturity of capital lease payable                                4,185              3,738
   Accounts payable - trade                                               380,130            463,496
   Other accrued expenses                                                  40,311             33,204
   Management fee payable to majority shareholder                         150,000             30,000
   Advances from majority shareholder                                      16,000             16,000
                                                                      -----------        -----------

      TOTAL CURRENT LIABILITIES                                           633,626            618,137
                                                                      -----------        -----------

LONG-TERM DEBT
   Notes payable to investors, net of current maturities                   27,000                 --
   Capital lease payable, net of current maturities                         8,911             13,557
                                                                      -----------        -----------

      TOTAL LIABILITIES                                                   669,537            631,694
                                                                      -----------        -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Common stock - $0.001 par value
     100,000,000 shares authorized
     25,021,865 and 24,353,985 shares issued and outstanding               25,022             24,354
   Additional paid-in capital                                           5,146,573          5,072,501
   Accumulated deficit                                                 (4,780,603)        (4,587,001)
                                                                      -----------        -----------

      TOTAL STOCKHOLDERS' EQUITY                                          390,992            509,854
                                                                      -----------        -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $ 1,060,529        $ 1,141,548
                                                                      ===========        ===========

   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
              The accompanying notes are an integral part of these
                       consolidated financial statements.

                KIK TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARY
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                   Three months ended April 30, 2004 and 2003

                                   (UNAUDITED)

                                                                       Three months       Three months
                                                                          ended              ended
                                                                         April 30,          April 30,
                                                                           2004               2003
                                                                       ------------       ------------
REVENUES - net of returns and allowances                               $    791,111       $    792,156
COST OF SALES                                                              (683,469)          (669,941)
                                                                       ------------       ------------

GROSS PROFIT                                                                107,642            122,215
                                                                       ------------       ------------
OPERATING EXPENSES
   Selling, general and administrative expenses                             161,945            178,047
   Compensation expense related to common
    stock issuances at less than "fair value"                                    --                945
                                                                       ------------       ------------
      TOTAL OPERATING EXPENSES                                              161,945            178,992
                                                                       ------------       ------------

LOSS FROM OPERATIONS                                                        (54,303)           (56,777)

OTHER INCOME
   Interest and other income (expense) - net                                 (1,798)            (4,859)
                                                                       ------------       ------------

LOSS BEFORE PROVISION FOR INCOME TAXES AND EXTRAORDINARY ITEM               (56,101)           (61,636)

PROVISION FOR INCOME TAXES                                                       --                 --
                                                                       ------------       ------------

NET LOSS                                                                    (56,101)           (61,636)

OTHER COMPREHENSIVE INCOME                                                       --                 --
                                                                       ------------       ------------

COMPREHENSIVE LOSS                                                     $    (56,101)      $    (61,636)
                                                                       ============       ============
Net loss per weighted-average share
 of common stock outstanding, calculated
 on Net Loss - basic and fully diluted                                          nil                nil
                                                                       ============       ============
Weighted-average number of shares
 of common stock outstanding                                             25,021,865         24,311,934
                                                                       ============       ============

   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
              The accompanying notes are an integral part of these
                       consolidated financial statements.

                KIK TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Three months ended April 30, 2004 and 2003

                                   (UNAUDITED)

                                                               Three months        Three months
                                                                  ended               ended
                                                                 April 30,           April 30,
                                                                   2004                2003
                                                                 ---------           ---------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss for the period                                       $ (56,101)          $ (61,636)
   Adjustments to reconcile net loss to net cash
    provided by operating activities
      Depreciation and amortization                                  9,476              11,575
      Amortization of warrant discount on notes payable                 --               1,474
      Expenses paid with common stock                                   --               4,890
      Compensation expense related to common stock
       issuances at less than "fair value"                              --                 945
   (Increase) Decrease in
      Accounts receivable - trade and other                       (116,919)           (169,147)
      Inventory                                                      7,696             (17,313)
      Prepaid expenses and other                                       240             (14,871)
   Increase (Decrease) in
      Accounts payable                                              93,357             293,601
      Other accrued expenses                                        (2,143)            (38,816)
      Accrued management fees to parent company                     30,000              30,000
                                                                 ---------           ---------
NET CASH USED IN OPERATING ACTIVITIES                              (34,394)             40,702
                                                                 ---------           ---------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment                               (6,033)             (7,531)
                                                                 ---------           ---------
NET CASH USED IN INVESTING ACTIVITIES                               (6,033)             (7,531)
                                                                 ---------           ---------
CASH FLOWS FROM FINANCING ACTIVITIES
   Payments on notes payable to investors                           (5,000)                 --
   Payments on long-term capital lease                              (1,335)               (908)
                                                                 ---------           ---------
NET CASH USED IN FINANCING ACTIVITIES                               (6,335)               (908)
                                                                 ---------           ---------

INCREASE (DECREASE) IN CASH                                        (46,762)             32,263
Cash at beginning of period                                         80,514              26,692
                                                                 ---------           ---------

CASH AT END OF PERIOD                                            $  33,752           $  58,955
                                                                 =========           =========
SUPPLEMENTAL DISCLOSURE OF INTEREST
 AND INCOME TAXES PAID
   Interest paid for the period                                  $   4,618           $     281
                                                                 =========           =========
   Income taxes paid for the period                              $      --           $      --
                                                                 =========           =========
SUPPLEMENTAL DISCLOSURE OF NON-CASH
 INVESTING AND FINANCING ACTIVITIES
   Trade accounts payable settled with issuance of
    common stock                                                 $      --           $     552
                                                                 =========           =========

   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
              The accompanying notes are an integral part of these
                       consolidated financial statements.

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

KIK Technology, Inc (KTI) was incorporated in June 1988 under the laws of the State of California. KTI manufactures and markets an extensive and high quality line of off-highway micro-cellular polyurethane tires for the healthcare, light industrial, lawn and garden and recreational industries. KTI operates from a sole manufacturing plant and marketing offices located in Oceanside, CA.

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

During interim periods, the Company follows the accounting policies set forth in its annual audited financial statements filed with the U. S. Securities and Exchange Commission on its Annual Report on Form 10-KSB/A for the year ended January 31, 2004. The information presented within these interim financial statements may not include all disclosures required by generally accepted accounting principles and the users of financial information provided for interim periods should refer to the annual financial information and footnotes when reviewing the interim financial results presented herein.

In the opinion of management, the accompanying interim financial statements, prepared in accordance with the U. S. Securities and Exchange Commission's
instructions   for  Form  10-QSB,   are   unaudited  and  contain  all  material
adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending January 31, 2005.

For segment reporting purposes, the Company operated in only one industry segment during the periods represented in the accompanying financial statements and makes all operating decisions and allocates resources based on the best benefit to the Company as a whole.

These financial statements reflect the books and records of KIK Technology International, Inc. (formerly Russian-Imports.com) (KTII) and KIK Technology, Inc. (KTI) as of and for the periods ended April 30, 2004 and 2003, respectively. All significant intercompany transactions have been eliminated in consolidation. The consolidated entities are referred to as Company.

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

     In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company follows the policy of evaluating all property and equipment as of the end of each reporting quarter. For each of the years ended April 30, 2004 and 2003, no charges to operations were made for impairments in the future benefit of property and equipment.

5. DEFERRED DEBT ISSUE COSTS

     Deferred debt issue costs represent monies paid investment bankers and legal counsel in connection with the issuance of $75,000 in convertible notes payable. These costs were amortized as a component of operations over the life of the underlying debt instrument using the straight line method.


                (Remainder of this page left blank intentionally)

                KIK TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARY

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

6. INCOME TAXES

     The Company uses the asset and liability method of accounting for income taxes. At April 30, 2004 and 2003, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

     As of April 30, 2004 and 2003, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved.

7. ADVERTISING COSTS

     The Company does not conduct any direct response advertising activities. For non-direct response advertising, the Company charges the costs of these efforts to operations at the first time the related advertising is published.

8. EARNINGS (LOSS) PER SHARE

     Basic  earnings  (loss) per share is computed  by  dividing  the net income
     (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of April 30,2004 and 2003, all of the Company's issued and outstanding warrants, options and convertible debt are considered antidilutive due to the Company's net operating loss position.

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

9. EMPLOYEE STOCK OPTIONS - CONTINUED

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

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The adoption of SFAS No. 146 did not have a
     material  impact  on  the  Company's   financial  position  or  results  of
     operations.


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

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." Interpretation 46 changes the criteria by which one company includes another entity in its consolidated financial statements. Previously, the criteria were based on control through voting interest. Interpretation 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A company that consolidates a variable interest entity is called the primary beneficiary of that entity. The consolidation requirements of Interpretation 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The adoption did not have a material impact to our financial position or results of operations.

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

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". SFAS No. 150 establishes standards on the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The provisions of SFAS No. 150 are effective for financial instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on our results of operations or financial position.


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

NOTE E - CONCENTRATIONS OF CREDIT RISK

KTII and KTI maintain their respective cash accounts in financial institutions subject to insurance coverage issued by the Federal Deposit Insurance
Corporation (FDIC). Under FDIC rules, both KTII and KTI are entitled to aggregate coverage of $100,000 per account type per separate legal entity per financial institution. During the years ended January 31, 2004 and 2003 and for the period through April 30, 2004, respectively, KTTI and KTI, from time-to-time, had deposits in a financial institution with credit risk exposures in excess of statutory FDIC coverage. The Company has incurred no losses as a result of any of these unsecured situations.

NOTE F - INVENTORIES

Inventories consist of the following at April 30, 2004 and 2003:

                                             April 30,             April 30,
                                               2004                  2003
                                             --------              --------

     Raw materials                           $ 67,723              $ 70,984
     Finished goods                           247,644               247,740
                                             --------              --------
     Total                                   $315,367              $318,724
                                             ========              ========

NOTE G - PROPERTY AND EQUIPMENT

Property and equipment consists of the following at April 30, 2004 and 2003:

                                       April 30,      April 30,
                                         2004           2003      Estimated life
                                      ---------      ---------    --------------
     Machinery and Equipment          $ 593,914      $ 537,570       7 years
     Office furniture and fixtures       25,441         23,284       5 years
     Leasehold improvements              14,180         14,180       2 years
     Vehicles                             9,279          9,279       5 years
                                      ---------      ---------
                                        642,814        584,313
     Less accumulated depreciation     (488,704)      (447,084)
                                      ---------      ---------
     Net property and equipment       $ 154,110      $ 137,229
                                      =========      =========

                KIK TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARY

NOTE G - PROPERTY AND EQUIPMENT - CONTINUED

Depreciation expense for the three month periods ended April 30, 2004 and 2003 was approximately $9,476 and $11,575, respectively.

NOTE H - FUNDS HELD IN TRUST BY OFFICER

In May 2001, the Company advanced $53,400 to its President to hold in trust as a contingency fund for the sole use of the Company in the event of a unanticipated cash shortfall. The advance bears interest at 4.0% annually and is unsecured. The original documentation required repayment of the advance and accrued, but unpaid, interest in May 2003. As of April 30, 2004, with the approval of the Company's Board of Directors, the Company's President continues to maintain these funds as trustee on behalf of the Company.

NOTE I - NOTES PAYABLE TO INVESTORS

Pursuant to the terms of a private placement agreement, the Company attempted to raise up to $600,000 through the placement of two-year senior notes bearing interest at 10% payable quarterly. This Private Placement Memorandum was terminated by the Company during the fiscal quarter ended October 31, 2002.

In November 2001, the Company entered into an agreement with an investment banker whereby the investment banker would act as exclusive dealer-manager in this private placement of securities to be issued by the Company pursuant to Regulation D of the Securities Act of 1933, as amended. As compensation, the investment banker was paid $15,000 for professional fees, received a commission equal to 10% of the gross proceeds, an unaccountable expense allowance equal to 4% of the gross proceeds, and for every $500,000 raised, 150,000 shares of the Company's restricted, unregistered common stock. Such shares will be issued upon completion of the private placement. In addition, the investment banker will have the option to nominate one person to the Company's Board of Directors if at least $2,000,000 is raised. As of the termination of this Private Placement Memorandum, only $75,000 had been successfully raised.

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

                (Remainder of this page left blank intentionally)

                KIK TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARY

NOTE I - NOTES PAYABLE TO INVESTORS - CONTINUED

Pursuant to the private placement, the Company sold a $50,000 convertible note on November 12, 2001 and a $25,000 convertible note on December 26, 2001 to two unrelated investors. Warrants to purchase a combined total of 75,000 shares of the Company's common stock at $0.60 per share were also issued to the investors. The warrants were valued at $11,789 using the Black-Scholes option-pricing model, and therefore $11,789 of the total debt proceeds of $75,000 was allocated to the warrants, resulting in a discount on the notes, was amortized to interest expense over the initial term of the underlying debt. During the years ended January 31, 2004 and 2003, approximately $9,100 and $5,900 of the discount was amortized to interest expense. The weighted average assumptions utilized to value the warrants using the Black-Scholes option-pricing model were as follows:

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

The convertible notes contained a beneficial conversion feature valued at a combined total of approximately $63,000. However, because the conversion features were fully contingent upon the occurrence of certain future events, the Company did not record a discount resulting from the beneficial conversion feature.

The notes matured on November 12, 2003 ($50,000) and December 26, 2003 ($25,000), respectively. On February 16, 2004, the Company restructured the $50,000 convertible note. Under the restructured terms, the Company paid all accrued interest and a $3,000 principal reduction on March 16, 2004, as of February 16, 2004. The Company is obligated to pay $2,000 per month, plus accrued interest, for the period from March 16, 2004 through August 16, 2004 and $1,000 per month, plus accrued interest, on the 16th of each month thereafter until all outstanding amounts are paid in full. The restructured note bears interest at 10.0% per annum.

The $50,000 restructured note is convertible into shares of unregistered, restricted common stock at the discretion of the Noteholder with the Company's consent, provided that the daily average (calculated from the last sale price daily) of the market price of the Company's common stock for any 30 calendar day period equals or exceeds $1.00 per share, with the conversion being calculated at a 50% discount of such 30 day average.

The $50,000 Noteholder also has the election to receive the monthly interest payments in restricted, unregistered common stock of the Company at the daily average (calculated from the last sale price daily) of the market price of the Company's common stock for the 30 calendar day period prior to the interest due date, with the number of shares to be issued calculated at a 50% discount of such 30 day average.

Through April 30, 2004, the Company has paid  approximately  $5,000 in principal
and  $4,300  in  cumulative   accrued  interest  on  the  $50,000   restructured
convertible note.

The $25,000 convertible note is in default and no demand for payment has been made to the Company. The Company continues to accrue interest on this convertible note in accordance with the original terms and conditions.

The aggregate maturities of the notes are as follows:

     Balance as of April 30, 2004                                 $ 70,000
     Less current portion                                          (43,000)
                                                                  --------
     Long-term portion                                            $ 27,000
                                                                  ========

                KIK TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARY

NOTE I - NOTES PAYABLE TO INVESTORS - CONTINUED

The Company recognized interest expense related to the all outstanding debt, including the convertible notes payable, equipment financing and trade accounts payable service charges of approximately $2,077 and $5,474 for the three month periods ended April 30, 2004 and 2003, respectively.

NOTE J - CAPITAL LEASE PAYABLE

Capital lease payable is as follows:

                                                         April 30      April 30,
                                                           2004          2003
                                                         --------      --------
$21,080 capital lease payable to a finance corporation
 Interest at 8.60%.  Payable in monthly installments
 of approximately $432, including accrued interest
 Final maturity due in April 2007.  Collateralized by
 equipment                                               $ 13,096      $ 17,295

     Less current maturities                               (4,185)       (3,738)
                                                         --------      --------

     Long-term portion                                   $  8,911      $ 13,557
                                                         ========      ========

Future annual maturities of long-term capital leases payable, as of January 31, 2004, for each of the following years ending January 31 are as follows:

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
                                                                       =======

NOTE K - INCOME TAXES

The components of income tax (benefit) expense for the three months ended April 30, 2004 and 2003, respectively, are as follows:

                                              April 30,             April 30,
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
                                              =======               =======

                KIK TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARY

NOTE K - INCOME TAXES - CONTINUED

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

The Company's income tax expense for the three months ended April 30, 2004 and 2003, respectively, are as follows:

                                                      April 30,       April 30,
                                                        2004            2003
                                                      --------        --------

Statutory rate applied to loss before income taxes    $(19,075)       $(20,800)
Increase (decrease) in income taxes resulting from:
  State income taxes                                        --              --
  Other, including reserve for deferred tax asset       19,075          20,800
                                                      --------        --------

    Income tax expense                                $     --        $     --
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

NOTE L - COMMON STOCK TRANSACTIONS

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

NOTE M - STOCK WARRANTS

At January 31, 2004, the 75,000 warrants sold in conjunction with the convertible notes private placement had expired.

In conjunction with the reverse acquisition, which was concluded in September 2001, The Company granted 2,300,000 warrants to certain shareholders of KTTI. These warrants have an exercise price of approximately $0.05 per share and expired in April 2004.


                (Remainder of this page left blank intentionally)

                KIK TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARY

NOTE M - STOCK WARRANTS - CONTINUED

The following table lists the issued and outstanding stock warrants as of April 30, 2004, January 31, 2004 and 2003, respectively:

                                                                  Warrants
                                                Warrants       outstanding at
                                               originally        January 31,
                                                 issued             2004        Exercise price
                                               ----------        ----------     --------------
Balance at January 31, 2002                     2,375,000         2,375,000
   Granted                                             --                --
   Exercised                                           --                --
   Forfeited/Expired                                   --                --
                                               ----------        ----------

Balance at January 31, 2003                     2,375,000         2,375,000
     Granted                                           --                --
   Exercised                                           --                --
   Forfeited/Expired                              (75,000)          (75,000)        $0.40
                                               ----------        ----------

Balance at January 31, 2004                     2,300,000         2,300,000
     Granted                                           --                --
   Exercised                                           --                --
   Forfeited/Expired                           (2,300,000)       (2,300,000)
                                               ----------        ----------

Balance at April 30, 2004                              --                --
                                               ==========        ==========

Warrants exercisable at April 30, 2004                 --
                                               ==========

Weighted-average exercise price per warrant           N/A
                                               ==========

NOTE N - RELATED PARTY TRANSACTIONS

During the three months  ended April 30, 2004 and during the year ended  January
31,  2004,   the  Company   accrued   approximately   $30,000  and  $120,000  in
administrative service fees payable to KTTI, respectively.

NOTE O - COMMITMENTS AND CONTINGENCIES

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

NOTE O - COMMITMENTS AND CONTINGENCIES - CONTINUED

LEASED FACILITIES - CONTINUED

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

NOTE P - SIGNIFICANT CUSTOMERS

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

These significant customer trends and anticipated to continue into future periods.

                (Remainder of this page left blank intentionally)

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

(2) RESULTS OF OPERATIONS, LIQUIDITY AND CAPITAL RESOURCES OR PLAN OF OPERATION

OVERVIEW

During the three months ended April 30, 2004 and 2003, respectively, the Company achieved revenues of approximately $791,111 and $792,000. These revenues were derived primarily from the sale of tire products. Net loss for the three months ended April 30, 2004 and 2003 was approximately $)56,101) and $(62,000), respectively. The net loss for each of these quarters includes a $30,000 charge for administrative services to the Company from KIK Tire Technologies Inc., the Company's publicly-owned Canadian majority shareholder. The net loss per share of common stock for the three months ended April 30, 2004 and 2003, respectively, was approximately $0.00 and $0.00.

RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes.

THREE MONTHS ENDED APRIL 30, 2004 AS COMPARED TO THE THREE MONTHS ENDED APRIL 30, 2003

The Company posted net sales of approximately $791,000 for the three months ended April 30, 2004 as compared to net sales of approximately $792,000 for the three months ended April 30, 2002. The Company has begun to experience flat sales volumes and revenues as a result of the general decline in the U. S. economy.

The Company's cost of sales increased by approximately $13,000 to approximately $683,000 for the three months ended April 30, 2004 as compared to approximately $670,000 for the three months ended April 30, 2003. While the Company has experienced relatively flat sales volumes and revenues, the Company is consistently subjected to cost increases in raw material and ancillary supplies which are not readily passed through with product price increases. The Company experienced a gross profit margin of approximately 13.61% (approximately $108,000) for the first three months of Fiscal 2005 as compared to approximately 15.43% (approximately $122,000) for the first three months of Fiscal 2004.

General and administrative expenses decreased from approximately $179,000 for the three months ended April 30, 2003 to approximately $162,000 for the three months ended April 30, 2004. To the extent possible, management monitors and controls the variable expenditures related to the Company's administration. Included in these costs is a $10,000 per month administrative charge to KIK Tire Technologies Inc., the Company's publicly-owned Canadian majority shareholder.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash and cash equivalents of approximately $33,800, $81,000 and $59,000 at April 30, 2004, January 31, 2004 and April 30, 2003, respectively. The Company maintained business liquidity and capital resources during the year adequate to fund all capital and operating expense requirements. Operations were primarily funded from internally generated funds, line of credit borrowings, and capital raised via a private placement of securities in previous years.

For the three months ended April 30, 2004 and 2003, net cash provided by (used in) operating activities was approximately $(34,000) and $41,000, respectively. Net cash provided by operating activities consists of cash received from sales of products to customers, less purchases of raw materials, payment of payroll and payment of other general operating expenses, including interest.

Cash used in investing activities was approximately $(6,000) and $(7,500) for each of the three months ended April 30, 2004 and 2003, respectively. These cash utilizations was due solely to the acquisition of equipment used in the manufacturing process.

The Company experienced cash used in financing activities of approximately $(6,300) and $(908) in the first three months of Fiscal 2005 and Fiscal 2004, respectively. All of these expenditures were related to the reduction in outstanding principal on the Company's $50,000 convertible note payable and the Company's equipment capital lease payable.

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

REVENUE RECOGNITION

Our revenue recognition policy is significant because our revenue is a key component of our results of operations. The Company recognizes revenue from the sale of tires and accessories. Revenue is recognized upon shipment to, or receipt by customers, depending upon contractual terms and when there is no significant uncertainty regarding the consideration to be received and the associated costs to be incurred. Additionally, the Company recognizes reductions of recorded revenue for product returns from unsatisfied customers and other billing adjustments or corrections, at the point that the returned products are either received by the Company or upon the completion of negotiations between the Company and it's customer.

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

ITEM 5 - OTHER INFORMATION

None

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

     Exhibits
     --------
       31.1 Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002 - Chief Executive Officer
       31.2 Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002 - Chief Financial Officer
       32.1   Certifications  pursuant to Section 906 of  Sarbanes-Oxley  Act of
              2002.

     Reports on Form 8-K

        None
--------------------------------------------------------------------------------
                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              KIK TECHNOLOGY INTERNATIONAL, INC.

Dated: June 14, 2004                          /s/ Kuldip C. Baid
       -------------                          ----------------------------
                                                            Kuldip C. Baid
                                                    Chief Financial Officer
                                                               and Director