Form 10QSB
period 2004-07-31
KIK TECHNOLOGY INTERNATIONAL INC
filed 2004-09-14
CIK 1109662

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

(Mark one)
[X] Quarterly Report Under Section 13 or 15(d) of The Securities Exchange
    Act of 1934

                  For the quarterly period ended July 31, 2004

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

--------------------------------------------------------------------------------
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: September 13, 2004: 25,171,865

Transitional Small Business Disclosure Format (check one): YES [ ] NO [X]

                       KIK TECHNOLOGY INTERNATIONAL, INC.

                 Form 10-QSB for the Quarter ended July 31, 2004

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

                                     PART I
ITEM 1 - FINANCIAL STATEMENTS

                KIK TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                             July 31, 2004 and 2003

                                                                               July 31,            July 31,
                                                                                2004                2003
                                                                             ----------          ----------
                                     ASSETS
CURRENT ASSETS
   Cash on hand and in bank                                                  $   33,247          $   58,908
   Accounts receivable
   Trade, net of allowance for doubtful accounts
    of approximately $14,230 and $13,300, respectively                          260,644             517,178
   Other                                                                          8,632               6,475
   Inventories                                                                  328,345             339,574
                                                                             ----------          ----------

     TOTAL CURRENT ASSETS                                                       630,868             922,135
                                                                             ----------          ----------


PROPERTY AND EQUIPMENT - AT COST,
 NET OF ACCUMULATED DEPRECIATION                                                145,201             158,094
                                                                             ----------          ----------
OTHER ASSETS
   Funds held in trust by officer                                                53,400              53,400
   Refundable deposits                                                            4,800               4,800
   Deferred debt issuance costs, net of accumulated
    amortization of approximately $21,840 and $18,200, respectively                  --               3,640
                                                                             ----------          ----------

     TOTAL OTHER ASSETS                                                          58,200              61,840
                                                                             ----------          ----------


TOTAL ASSETS                                                                 $  834,269          $1,142,069
                                                                             ==========          ==========

The accompanying notes are an integral part of these consolidated financial statements.

                KIK TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARY
                     CONSOLIDATED BALANCE SHEETS - CONTINUED
                             July 31, 2004 and 2003

                                   (UNAUDITED)

                                                                       July 31,              July 31,
                                                                        2004                  2003
                                                                     -----------           -----------
                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Notes payable to investors, net of accompanying warrant
    discount of approximately $-0- and $1,827, respectively          $    25,000           $    73,173
   Current maturities of long-term debt                                   28,308                 3,738
   Accounts payable - trade                                              263,868               400,869
   Other accrued expenses                                                 39,460                29,303
   Management fee payable to majority shareholder                        180,000                60,000
   Advances from majority shareholder                                     16,000                16,000
                                                                     -----------           -----------

     TOTAL CURRENT LIABILITIES                                           552,636               583,083
                                                                     -----------           -----------
LONG-TERM DEBT
   Notes payable to investors, net of current maturities                  19,000                    --
   Capital lease payable                                                   8,105                12,622
                                                                     -----------           -----------

     TOTAL LIABILITIES                                                   579,741               595,705
                                                                     -----------           -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Common stock - $0.001 par value
    100,000,000 shares authorized
    25,171,865 and 25,021,865 shares issued and outstanding               25,172                25,022
   Additional paid-in capital                                          5,152,423             5,146,573
   Accumulated deficit                                                (4,923,067)           (4,625,231)
                                                                     -----------           -----------

     TOTAL STOCKHOLDERS' EQUITY                                          254,528               546,364
                                                                     -----------           -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $   834,269           $ 1,142,069
                                                                     ===========           ===========

The accompanying notes are an integral part of these consolidated financial statements.

                KIK TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARY
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                Six and Three months ended July 31, 2004 and 2003

                                   (UNAUDITED)

                                            Six months       Six months      Three months     Three months
                                              ended            ended            ended            ended
                                             July 31,         July 31,         July 31,         July 31,
                                              2004             2003             2004             2003
                                           -----------      -----------      -----------      -----------
REVENUES - net of returns
 and allowances                            $ 1,302,831      $ 1,721,727      $   511,720      $   929,571
COST OF SALES                               (1,180,323)      (1,461,695)        (496,854)        (791,754)
                                           -----------      -----------      -----------      -----------

GROSS PROFIT                                   122,508          260,032           14,866          137,817
                                           -----------      -----------      -----------      -----------
OPERATING EXPENSES
   Selling, general and
    administrative expenses                    317,447          355,944          155,502          177,897
   Compensation expense related
    to common stock issuances
    at less than "fair value"                       --              945               --               --
                                           -----------      -----------      -----------      -----------
     TOTAL OPERATING EXPENSES                  317,447          356,889          155,502          177,897
                                           -----------      -----------      -----------      -----------

LOSS FROM OPERATIONS                          (194,939)         (96,857)        (140,636)         (40,080)

OTHER INCOME
   Interest and other
    income (expense) - net                      (3,626)          (3,009)          (1,828)              21
                                           -----------      -----------      -----------      -----------
LOSS BEFORE
 PROVISION FOR INCOME TAXES                   (198,565)         (99,866)        (142,464)         (40,059)

PROVISION FOR INCOME TAXES                          --               --               --               --
                                           -----------      -----------      -----------      -----------

NET LOSS                                      (198,565)         (99,866)        (142,464)         (40,059)

OTHER COMPREHENSIVE INCOME                          --               --               --               --
                                           -----------      -----------      -----------      -----------

COMPREHENSIVE LOSS                         $  (198,565)     $   (99,866)     $  (142,464)     $   (40,059)
                                           ===========      ===========      ===========      ===========
Net loss per weighted-average share
 of common stock outstanding, calculated
 on Net Loss - basic and fully diluted     $     (0.01)             nil      $     (0.01)             nil
                                           ===========      ===========      ===========      ===========
Weighted-average number of shares
 of common stock outstanding                25,030,107       24,656,881       25,038,169       24,990,579
                                           ===========      ===========      ===========      ===========

The accompanying notes are an integral part of these consolidated financial statements.

                KIK TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Six months ended July 31, 2004 and 2003

                                   (UNAUDITED)

                                                                       Six months        Six months
                                                                         ended             ended
                                                                        July 31,          July 31,
                                                                         2004              2003
                                                                       ---------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss for the period                                             $(198,565)        $ (99,866)
   Adjustments to reconcile net loss to net cash
    provided by operating activities
     Depreciation and amortization                                        18,984            23,915
     Amortization of warrant discount on notes payable                        --             2,948
     Expenses paid with common stock                                       6,000             6,780
     Compensation expense related to common stock
      issuances at less than "fair value"                                     --               945
   (Increase) Decrease in
     Accounts receivable - trade and other                               110,474          (146,037)
     Inventory                                                            (5,282)          (38,163)
     Prepaid expenses and other                                            2,671               436
   Increase (Decrease) in
     Accounts payable                                                    (22,905)          303,823
     Other accrued expenses                                               (2,994)          (42,717)
     Accrued management fees to parent company                            60,000            60,000
                                                                       ---------         ---------
NET CASH USED IN OPERATING ACTIVITIES                                    (31,617)           72,064
                                                                       ---------         ---------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment                                     (6,632)          (38,005)
                                                                       ---------         ---------
Net cash used in investing activities                                     (6,632)          (38,005)
                                                                       ---------         ---------
CASH FLOWS FROM FINANCING ACTIVITIES
   Payments on notes payable to investors                                 (7,000)               --
   Payments on long-term capital lease                                    (2,018)           (1,843)
   Cash advanced by majority shareholder                                      --                --
                                                                       ---------         ---------
NET CASH USED IN FINANCING ACTIVITIES                                     (9,018)           (1,843)
                                                                       ---------         ---------

INCREASE (DECREASE) IN CASH                                              (47,267)           32,216

Cash at beginning of period                                               80,514            26,692
                                                                       ---------         ---------

CASH AT END OF PERIOD                                                  $  33,247         $  58,908
                                                                       =========         =========
SUPPLEMENTAL DISCLOSURE OF
 INTEREST AND INCOME TAXES PAID
   Interest paid for the period                                        $   6,204         $   1,249
                                                                       =========         =========
   Income taxes paid for the period                                    $      --         $      --
                                                                       =========         =========
SUPPLEMENTAL DISCLOSURE OF NON-CASH
 INVESTING AND FINANCING ACTIVITIES
   Trade accounts payable settled with issuance of common stock        $      --         $  73,401
                                                                       =========         =========

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

These financial statements reflect the books and records of KIK Technology International, Inc. (formerly Russian-Imports.com) (KTII) and KIK Technology, Inc. (KTI) as of and for the periods ended July 31, 2004 and 2003, respectively. All significant intercompany transactions have been eliminated in consolidation. The consolidated entities are referred to as Company.

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

     In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company follows the policy of evaluating all property and equipment as of the end of each reporting quarter. For each of the years ended July 31, 2004 and 2003, no charges to operations were made for impairments in the future benefit of property and equipment.

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


                (Remainder of this page left blank intentionally)

                KIK TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARY

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

6. INCOME TAXES

     The Company uses the asset and liability method of accounting for income taxes. At July 31, 2004 and 2003, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

     As of July 31, 2004 and 2003, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved.

7. ADVERTISING COSTS

     The Company does not conduct any direct response advertising activities. For non-direct response advertising, the Company charges the costs of these efforts to operations at the first time the related advertising is published.

8. EARNINGS (LOSS) PER SHARE

     Basic  earnings  (loss) per share is computed  by  dividing  the net income
     (loss) available to common shareholders by the weighted-average number of common shares outstanding during the respective period presented in our accompanying financial statements. Fully diluted earnings (loss) per share is computed similar to basic income (loss) per share except that the denominator is increased to include the number of common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method, at either the beginning of the respective period presented or the date of issuance, whichever is later, and only if the common stock equivalents are considered dilutive based upon the Company's net income (loss) position at the calculation date.

     At July 31,2004 and 2003, all of the Company's issued and outstanding warrants, options and convertible debt are considered antidilutive due to the Company's net operating loss position.

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

NOTE E - CONCENTRATIONS OF CREDIT RISK

KTII and KTI maintain their respective cash accounts in financial institutions subject to insurance coverage issued by the Federal Deposit Insurance
Corporation (FDIC). Under FDIC rules, both KTII and KTI are entitled to aggregate coverage of $100,000 per account type per separate legal entity per financial institution. During the years ended January 31, 2004 and 2003 and for the period through July 31, 2004, respectively, KTTI and KTI, from time-to-time, had deposits in a financial institution with credit risk exposures in excess of statutory FDIC coverage. The Company has incurred no losses as a result of any of these unsecured situations.

NOTE F - INVENTORIES

Inventories consist of the following at July 31, 2004 and 2003:

                                               July 31,            July 31,
                                                2004                 2003
                                              --------             --------

     Raw materials                            $ 46,262             $114,012
     Finished goods                            282,083              225,562
                                              --------             --------
     Total                                    $328,345             $339,574
                                              ========             ========

NOTE G - PROPERTY AND EQUIPMENT

Property and equipment consists of the following at July 31, 2004 and 2003:

                                         July 31,      July 31,
                                          2004          2003      Estimated Life
                                       ---------     ---------    --------------

     Machinery and Equipment           $ 594,512     $ 566,794       7 years
     Office furniture and fixtures        25,441        24,534       5 years
     Leasehold improvements               14,180        14,180       2 years
     Vehicles                              9,279         9,279       5 years
                                       ---------     ---------
                                         643,412       614,787
     Less accumulated depreciation      (498,211)     (456,693)
                                       ---------     ---------

     Net property and equipment        $ 145,201     $ 158,094
                                       =========     =========

                KIK TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARY

NOTE G - PROPERTY AND EQUIPMENT - CONTINUED

Total depreciation expense for the six month periods ended July 31, 2004 and 2003 was approximately $18,984 and $23,915, respectively.

NOTE H - FUNDS HELD IN TRUST BY OFFICER

In May 2001, the Company advanced $53,400 to its President to hold in trust as a contingency fund for the sole use of the Company in the event of a unanticipated cash shortfall. The advance bears interest at 4.0% annually and is unsecured. The original documentation required repayment of the advance and accrued, but unpaid, interest in May 2003. As of July 31, 2004, with the approval of the Company's Board of Directors, the Company's President continues to maintain these funds as trustee on behalf of the Company.

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

Through July 31, 2004,  the Company has paid  approximately  $7,000 in principal
and  $6,200  in  cumulative   accrued  interest  on  the  $50,000   restructured
convertible note.

The $25,000 convertible note is in default and no demand for payment has been made to the Company. The Company continues to accrue interest on this convertible note in accordance with the original terms and conditions.

The aggregate maturities of the notes are as follows:

     Balance as of July 31, 2004                   $ 68,000
     Less current portion                           (49,000)
                                                   --------
     Long-term portion                             $ 19,000
                                                   ========

                KIK TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARY

NOTE I - NOTES PAYABLE TO INVESTORS - CONTINUED

The Company recognized interest expense related to the all outstanding debt, including the convertible notes payable, equipment financing and trade accounts payable service charges of approximately $3,963 and $7,308 for the six month periods ended July 31, 2004 and 2003, respectively.


NOTE J - CAPITAL LEASE PAYABLE

Capital lease payable is as follows:

                                                         July 31,       July 31,
                                                          2004           2003
                                                        --------       --------
$21,080 capital lease payable to a finance corporation.
 Interest at 8.60%.  Payable in monthly installments
 of approximately $432, including accrued interest.
 Final maturity due in April 2007.  Collateralized by
equipment                                               $ 12,413       $ 16,360

    Less current maturities                               (4,308)        (3,738)
                                                        --------       --------

    Long-term portion                                   $  8,105       $ 12,622
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
                                                                         =======

NOTE K - INCOME TAXES

The components of income tax (benefit) expense for the six months ended July 31, 2004 and 2003, respectively, are as follows:

                                              July 31,              July 31,
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

The Company's income tax expense for the six months ended July 31, 2004 and 2003, respectively, are as follows:

                                                       July 31          July 31,
                                                        2004             2003
                                                      --------         --------

Statutory rate applied to loss before income taxes    $(67,500)        $(34,000)
Increase (decrease) in income taxes resulting from:
 State income taxes                                         --               --
 Other, including reserve for deferred tax asset        67,500           34,000
                                                      --------         --------

   Income tax expense                                 $     --         $     --
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

In July 2004,  the Company  issued 150,000  restricted,  unregistered  shares of common stock in payment of a contract for professional services. This transaction was valued at approximately $6,000, which was equal to or in excess of the discounted closing price of the Company's common stock on the NASDAQ Electronic Bulletin Board on the date of each respective transaction. The Company relied upon Section 4(2) of The Securities Act of 1933, as amended, for an exemption from registration on these shares.

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

                (Remainder of this page left blank intentionally)

                KIK TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARY

NOTE M - STOCK WARRANTS - CONTINUED

The following table lists the issued and outstanding stock warrants as of July 31, 2004, January 31, 2004 and 2003, respectively:

                                                   Warrants
                                                    Issued        Exercise Price
                                                    ------        --------------

Balance at January 31, 2002                        2,375,000
   Granted                                                --
   Exercised                                              --
   Forfeited/Expired                                      --
                                                  ----------

Balance at January 31, 2003                        2,375,000
     Granted                                              --
   Exercised                                              --
   Forfeited/Expired                                 (75,000)         $ 0.40
                                                  ----------

Balance at January 31, 2004                        2,300,000
     Granted                                              --
   Exercised                                              --
   Forfeited/Expired                              (2,300,000)
                                                  ----------

Balance at July 31, 2004                                  --
                                                  ==========

Warrants exercisable at July 31, 2004                     --
                                                  ==========

Weighted-average exercise price per warrant              N/A
                                                  ==========

NOTE N - RELATED PARTY TRANSACTIONS

During the six months ended July 31, 2004 and during the year ended January 31, 2004, the Company accrued approximately $60,000 and $120,000 in administrative service fees payable to KTTI, respectively.

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

(2) RESULTS OF OPERATIONS, LIQUIDITY AND CAPITAL RESOURCES OR PLAN OF OPERATION

OVERVIEW

During the six months ended July 31, 2004 and 2003, respectively, the Company achieved revenues of approximately $1,303,000 and $1,722,000. These revenues were derived primarily from the sale of tire products. Net loss for the three months ended July 31, 2004 and 2003 was approximately $(198,500) and $(100,000), respectively. The net loss for each of these six-month periods include a cumulative year-to-date charge of approximately $60,000 for administrative services to the Company from KIK Tire Technologies Inc., the Company's publicly-owned Canadian majority shareholder. The net loss per share of common stock for the three months ended July 31, 2004 and 2003, respectively, was approximately $(0.01) and $0.00.

RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes.

SIX MONTHS ENDED JULY 31, 2004 AS COMPARED TO THE SIX MONTHS ENDED JULY 31, 2003

The Company posted net sales of approximately $1,303,000 for the six months ended July 31, 2004 as compared to net sales of approximately $1,722,000 for the six months ended July 31, 2003. The Company has begun to experience flat sales volumes and revenues as a result of the general decline in the U. S. economy, as well as the effects of some seasonal trends and the pressures of foreign competition.

The Company's cost of sales decreased by approximately $282,000 to approximately $1,180,000 for the six months ended July 31, 2004 as compared to approximately $1,462,000 for the six months ended July 31, 2003. While the Company has experienced relatively flat sales volumes and revenues during the first six months of Fiscal 2005, the Company is consistently subjected to cost increases in raw material and ancillary supplies which are not readily passed through to it's customers via product price increases. As a direct result of these market factors, the Company has experienced decline in it's gross profit margin to approximately 9.40% (approximately $122,500) for the first six months of Fiscal 2005 as compared to approximately 15.10% (approximately $260,000) for the first six months of Fiscal 2004.

General and administrative expenses decreased from approximately $357,000 for the six months ended July 31, 2003 to approximately $317,000 for the six months ended July 31, 2004. To the extent possible, management monitors and controls the variable expenditures related to the Company's administration. Included in these costs is a $10,000 per month administrative charge to KIK Tire Technologies Inc., the Company's publicly-owned Canadian majority shareholder.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash and cash equivalents of approximately $33,000, $81,000 and $59,000 at July 31, 2004, January 31, 2004 and July 31, 2003, respectively. The Company maintained business liquidity and capital resources during the year adequate to fund all capital and operating expense requirements. Operations were primarily funded from internally generated funds, line of credit borrowings, and capital raised via a private placement of securities in previous years.

For the six months ended July 31, 2004 and 2003, net cash provided by (used in) operating activities was approximately $(31,600) and $72,000, respectively. Net cash provided by operating activities consists of cash received from sales of products to customers, less purchases of raw materials, payment of payroll and payment of other general operating expenses, including interest.

Cash used in investing activities was approximately $(6,600) and $(38,000) for each of the six months ended July 31, 2004 and 2003, respectively. These cash utilizations was due solely to the acquisition of equipment used in the manufacturing process.

The Company experienced cash used in financing activities of approximately $(9,000) and $(1,800) in the first six months of Fiscal 2005 and Fiscal 2004, respectively. All of these expenditures were related to the reduction in outstanding principal on the Company's $50,000 convertible note payable and the Company's equipment capital lease payable.

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

                           PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

None

ITEM 2 - CHANGES IN SECURITIES

In July 2004, the Company issued 150,000 restricted, unregistered shares of common stock to The Compeller Group, LTD of Bayside, New York for payment of a contract for professional services related to an investor relations program. This transaction was invoiced by the service provider at $6,000, which was equal to or in excess of the discounted closing price of the Company's common stock on the NASDAQ Electronic Bulletin Board on the date of the respective transaction. The Company relied upon Section 4(2) of The Securities Act of 1933, as amended, for an exemption from registration on these shares and no Underwriter was used by the Company.

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

                                              KIK TECHNOLOGY INTERNATIONAL, INC.

Dated: September 13, 2004                           /s/ Kuldip C. Baid
                                                    ----------------------------
                                                                  Kuldip C. Baid
                                                         Chief Financial Officer
                                                                    and Director