Form 10QSB
period 2004-10-31
KIK TECHNOLOGY INTERNATIONAL INC
filed 2004-12-10
CIK 1109662

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

--------------------------------------------------------------------------------
(Mark one)

[X] Quarterly Report Under Section 13 or 15(d) of The Securities Exchange
    Act of 1934

    For the quarterly period ended October 31, 2004

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

--------------------------------------------------------------------------------
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: December 8, 2004: 25,171,865

Transitional Small Business Disclosure Format (check one): YES [ ] NO [X]

                       KIK TECHNOLOGY INTERNATIONAL, INC.

               Form 10-QSB for the Quarter ended October 31, 2004

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

                                     PART I

ITEM 1 - FINANCIAL STATEMENTS

                KIK TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                            October 31, 2004 and 2003

                                   (UNAUDITED)

                                                                             October 31,         October 31,
                                                                                2004                2003
                                                                             ----------          ----------
                                     ASSETS

CURRENT ASSETS
   Cash on hand and in bank                                                  $   63,104          $   46,253
   Accounts receivable
   Trade, net of allowance for doubtful accounts
    of approximately $14,230 and $9,262, respectively                           293,798             449,655
   Other                                                                          9,145               7,009
   Inventories                                                                  365,330             339,691
   Prepaid expenses                                                                 831               2,316
                                                                             ----------          ----------

     TOTAL CURRENT ASSETS                                                       732,208             844,924
                                                                             ----------          ----------
PROPERTY AND EQUIPMENT - AT COST,
 NET OF ACCUMULATED DEPRECIATION                                                137,893             157,982
                                                                             ----------          ----------
OTHER ASSETS
   Funds held in trust by officer                                                53,400              53,400
   Refundable deposits                                                            4,800               4,800
   Deferred debt issuance costs, net of accumulated
    amortization of approximately $21,840 and $20,930, respectively                  --                 910
                                                                             ----------          ----------

     TOTAL OTHER ASSETS                                                          58,200              59,110
                                                                             ----------          ----------


TOTAL ASSETS                                                                 $  928,301          $1,062,016
                                                                             ==========          ==========

The accompanying notes are an integral part of these consolidated financial statements.

                KIK TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARY
                     CONSOLIDATED BALANCE SHEETS - CONTINUED
                            October 31, 2004 and 2003

                                   (UNAUDITED)

                                                                     October 31,           October 31,
                                                                        2004                  2003
                                                                     -----------           -----------
                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Notes payable to investors, net of accompanying warrant
    discount of approximately $-0- and $354, respectively            $    25,000           $    74,646
   Current maturities of long-term debt                                   28,403                 3,738
   Accounts payable - trade                                              358,209               365,842
   Other accrued expenses                                                 42,458                 3,719
   Management fee payable to majority shareholder                        210,000                90,000
   Advances from majority shareholder                                     16,000                16,000
                                                                     -----------           -----------

     TOTAL CURRENT LIABILITIES                                           680,070               553,945
                                                                     -----------           -----------
LONG-TERM DEBT
   Notes payable to investors, net of current maturities                  19,000                    --
   Capital lease payable                                                   6,968                11,666
                                                                     -----------           -----------

     TOTAL LIABILITIES                                                   706,038               565,611
                                                                     -----------           -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Common stock - $0.001 par value
    100,000,000 shares authorized
    25,171,865 and 25,021,865 shares issued and outstanding               25,172                25,022
   Additional paid-in capital                                          5,152,423             5,146,573
   Accumulated deficit                                                (4,955,332)           (4,675,190)
                                                                     -----------           -----------

     TOTAL STOCKHOLDERS' EQUITY                                          222,263               496,405
                                                                     -----------           -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $   928,301           $ 1,062,016
                                                                     ===========           ===========

The accompanying notes are an integral part of these consolidated financial statements.

                KIK TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARY
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
              Nine and Three months ended October 31, 2004 and 2003

                                   (UNAUDITED)

                                               Nine months      Nine months      Three months     Three months
                                                  ended            ended            ended            ended
                                                October 31,      October 31,      October 31,      October 31,
                                                   2004             2003             2004             2003
                                                -----------      -----------      -----------      -----------
REVENUES - net of returns and allowances        $ 2,007,300      $ 2,712,570      $   704,469      $   990,843
COST OF SALES                                    (1,765,599)      (2,336,076)        (585,276)        (874,381)
                                                -----------      -----------      -----------      -----------

GROSS PROFIT                                        241,701          376,494          119,193          116,462
                                                -----------      -----------      -----------      -----------
OPERATING EXPENSES
  Selling, general and administrative expenses      467,482          523,362          150,035          167,418
  Compensation expense related to common stock
   issuances at less than "fair value"                   --              945               --               --
                                                -----------      -----------      -----------      -----------
      TOTAL OPERATING EXPENSES                      467,482          524,307          150,035          167,418
                                                -----------      -----------      -----------      -----------

LOSS FROM OPERATIONS                               (225,781)        (147,813)         (30,842)         (50,956)

OTHER INCOME
  Interest and other income (expense) - net          (5,049)          (2,012)          (1,423)             997
                                                -----------      -----------      -----------      -----------
LOSS BEFORE PROVISION FOR INCOME TAXES             (230,830)        (149,825)         (32,265)         (49,959)

PROVISION FOR INCOME TAXES                               --               --               --               --
                                                -----------      -----------      -----------      -----------

NET LOSS                                           (230,830)        (149,825)         (32,265)         (49,959)

OTHER COMPREHENSIVE INCOME                               --               --               --               --
                                                -----------      -----------      -----------      -----------

COMPREHENSIVE LOSS                              $  (230,830)     $  (149,825)     $   (32,265)     $   (49,959)
                                                ===========      ===========      ===========      ===========
Net loss per weighted-average share
 of common stock outstanding, calculated
 on Net Loss - basic and fully diluted          $     (0.01)     $     (0.01)             nil              nil
                                                ===========      ===========      ===========      ===========
Weighted-average number of shares
 of common stock outstanding                     25,077,704       24,779,879       25,171,865       25,021,865
                                                ===========      ===========      ===========      ===========

The accompanying notes are an integral part of these consolidated financial statements.

                KIK TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Nine months ended October 31, 2004 and 2003

                                   (UNAUDITED)

                                                                      Nine months         Nine months
                                                                         ended               ended
                                                                       October 31,         October 31,
                                                                          2004                2003
                                                                        ---------           ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss for the period                                               $(230,830)          $(149,825)
  Adjustments to reconcile net loss to net cash
   provided by operating activities
     Depreciation and amortization                                         28,575              36,458
     Amortization of warrant discount on notes payable                         --               4,421
     Expenses paid with common stock                                        6,000               6,780
     Compensation expense related to common stock
      issuances at less than "fair value"                                      --                 945
  (Increase) Decrease in
     Accounts receivable - trade and other                                 76,786             (79,048)
     Inventory                                                            (42,267)            (38,280)
     Prepaid expenses and other                                             1,861              (1,880)
  Increase (Decrease) in
     Accounts payable                                                      71,436             268,796
     Other accrued expenses                                                     4             (68,301)
     Accrued management fees to parent company                             90,000              90,000
                                                                        ---------           ---------
NET CASH USED IN OPERATING ACTIVITIES                                       1,565              70,066
                                                                        ---------           ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                                       (8,915)            (47,706)
                                                                        ---------           ---------
NET CASH USED IN INVESTING ACTIVITIES                                      (8,915)            (47,706)
                                                                        ---------           ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Payments on notes payable to investors                                   (7,000)                 --
  Payments on long-term capital lease                                      (3,060)             (2,799)
  Cash advanced by majority shareholder                                        --                  --
                                                                        ---------           ---------
NET CASH USED IN FINANCING ACTIVITIES                                     (10,060)             (2,799)
                                                                        ---------           ---------

INCREASE (DECREASE) IN CASH                                               (17,410)             19,561

Cash at beginning of period                                                80,514              26,692
                                                                        ---------           ---------

CASH AT END OF PERIOD                                                   $  63,104           $  46,253
                                                                        =========           =========
SUPPLEMENTAL DISCLOSURE OF INTEREST AND
INCOME TAXES PAID
  Interest paid for the period                                          $   7,400           $     982
                                                                        =========           =========
  Income taxes paid for the period                                      $      --           $      --
                                                                        =========           =========
SUPPLEMENTAL DISCLOSURE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES
  Trade accounts payable settled with issuance of common stock          $      --           $  73,401
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

These financial statements reflect the books and records of KIK Technology International, Inc. (formerly Russian-Imports.com) (KTII) and KIK Technology, Inc. (KTI) as of and for the periods ended October 31, 2004 and 2003, respectively. All significant intercompany transactions have been eliminated in consolidation. The consolidated entities are referred to as Company.

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1. Cash and cash equivalents

     For Statement of Cash Flows purposes, the Company considers all cash on hand and in banks, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents.

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

     In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company follows the policy of evaluating all property and equipment as of the end of each reporting quarter. For each of the years ended January 31, 2004 and 2003 and the period through October 31, 2004, no charges to operations were made for impairments in the future benefit of property and equipment.

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


                (Remainder of this page left blank intentionally)

                KIK TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARY

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

6. Income Taxes

     The Company uses the asset and liability method of accounting for income taxes. At October 31, 2004 and 2003, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

     As of October 31, 2004 and 2003, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved.

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

     At October 31,2004 and 2003, all of the Company's issued and outstanding warrants, options and convertible debt are considered antidilutive due to the Company's net operating loss position.

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

NOTE E - CONCENTRATIONS OF CREDIT RISK

KTII and KTI maintain their respective cash accounts in financial institutions subject to insurance coverage issued by the Federal Deposit Insurance
Corporation (FDIC). Under FDIC rules, both KTII and KTI are entitled to aggregate coverage of $100,000 per account type per separate legal entity per financial institution. During the years ended January 31, 2004 and 2003 and for the period through October 31, 2004, respectively, KTTI and KTI, from time-to-time, had deposits in a financial institution with credit risk exposures in excess of statutory FDIC coverage. The Company has incurred no losses as a result of any of these unsecured situations.

NOTE F - INVENTORIES

Inventories consist of the following at October 31, 2004 and 2003:

                                            October 31,           October 31,
                                               2004                  2003
                                             --------              --------

     Raw materials                           $ 61,038              $111,415
     Finished goods                           304,292               228,276
                                             --------              --------
     Total                                   $365,330              $339,691
                                             ========              ========

NOTE G - PROPERTY AND EQUIPMENT

Property and equipment consists of the following at October 31, 2004 and 2003:

                                      October 31,    October 31,
                                         2004           2003      Estimated life
                                       ---------      ---------   --------------

     Machinery and Equipment           $ 596,796      $ 576,496      7 years
     Office furniture and fixtures        25,441         24,534      5 years
     Leasehold improvements               14,180         14,180      2 years
     Vehicles                              9,279          9,279      5 years
                                       ---------      ---------
                                         645,696        624,489
     Less accumulated depreciation      (507,803)      (466,507)
                                       ---------      ---------

     Net property and equipment        $ 137,893      $ 157,982
                                       =========      =========

                KIK TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARY

NOTE G - PROPERTY AND EQUIPMENT - CONTINUED

Total depreciation expense for the nine month periods ended October 31, 2004 and 2003 was approximately $28,575 and $36,458, respectively.

NOTE H - FUNDS HELD IN TRUST BY OFFICER

In May 2001, the Company advanced $53,400 to its President to hold in trust as a contingency fund for the sole use of the Company in the event of a unanticipated cash shortfall. The advance bears interest at 4.0% annually and is unsecured. The original documentation required repayment of the advance and accrued, but unpaid, interest in May 2003. As of October 31, 2004, with the approval of the Company's Board of Directors, the Company's President continues to maintain these funds as trustee on behalf of the Company.

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

Through October 31, 2004, the Company has paid approximately $7,000 in principal
and  $6,667  in  cumulative   accrued  interest  on  the  $50,000   restructured
convertible note.

The $25,000 convertible note is in default and no demand for payment has been made to the Company. The Company continues to accrue interest on this convertible note in accordance with the original terms and conditions.

The aggregate maturities of the notes are as follows:

     Balance as of October 31, 2004                               $ 68,000
     Less current portion                                          (49,000)
                                                                  --------
     Long-term portion                                            $ 19,000
                                                                  ========

                KIK TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARY

NOTE I - NOTES PAYABLE TO INVESTORS - CONTINUED

The Company recognized interest expense related to the all outstanding debt, including the convertible notes payable, equipment financing and trade accounts payable service charges of approximately $5,930 and $11,002 for the nine month periods ended October 31, 2004 and 2003, respectively.

NOTE J - CAPITAL LEASE PAYABLE

Capital lease payable is as follows:

                                                       October 31,   October 31,
                                                          2004          2003
                                                        --------      --------
$21,080 capital lease payable to a finance corporation
 Interest at 8.60%.  Payable in monthly installments
 of approximately $432, including accrued interest
 Final maturity due in April 2007.  Collateralized by
 equipment                                              $ 11,371      $ 15,404

   Less current maturities                                (4,403)       (3,738)
                                                        --------      --------

   Long-term portion                                    $  6,968      $ 11,666
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
                                                                        =======

NOTE K - INCOME TAXES

The components of income tax (benefit) expense for the nine month periods ended October 31, 2004 and 2003, respectively, are as follows:

                                             October 31,           October 31,
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

The Company's income tax expense for the nine month periods ended October 31, 2004 and 2003, respectively, are as follows:

                                                      October 31,    October 31,
                                                         2004           2003
                                                       --------       --------

Statutory rate applied to loss before income taxes     $(78,500)      $(51,000)
Increase (decrease) in income taxes resulting from:
  State income taxes                                         --             --
  Other, including reserve for deferred tax asset        78,500         51,000
                                                       --------       --------

   Income tax expense                                  $     --       $     --
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


                (Remainder of this page left blank intentionally)

                KIK TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARY

NOTE M - STOCK WARRANTS - CONTINUED

The following table lists the issued and outstanding stock warrants as of October 31, 2004, January 31, 2004 and 2003, respectively:

                                                  Warrants
                                                   issued         Exercise price
                                                   ------         --------------

Balance at January 31, 2002                       2,375,000
   Granted                                               --
   Exercised                                             --
   Forfeited/Expired                                     --
                                                 ----------

Balance at January 31, 2003                       2,375,000
   Granted                                               --
   Exercised                                             --
   Forfeited/Expired                                (75,000)          $0.40
                                                 ----------

Balance at January 31, 2004                       2,300,000
   Granted                                               --
   Exercised                                             --
   Forfeited/Expired                             (2,300,000)
                                                 ----------

Balance at October 31, 2004                              --
                                                 ==========

Warrants exercisable at October 31, 2004                 --
                                                 ==========

Weighted-average exercise price per warrant             N/A
                                                 ==========

NOTE N - RELATED PARTY TRANSACTIONS

During the nine months ended  October 31, 2004 and during the year ended January
31,  2004,   the  Company   accrued   approximately   $90,000  and  $120,000  in
administrative service fees payable to KTTI, respectively.

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATIONS

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

(2) RESULTS OF OPERATIONS, LIQUIDITY AND CAPITAL RESOURCES OR PLAN OF OPERATION

OVERVIEW

During the nine month periods ended October 31, 2004 and 2003, respectively, the Company achieved revenues of approximately $2,007,000 and $2,713,000. These revenues were derived primarily from the sale of tire products. Net loss for the nine month periods ended October 31, 2004 and 2003 was approximately $(231,000) and $(150,000), respectively. The net loss for each of these six-month periods include a cumulative year-to-date charge of approximately $90,000 for administrative services to the Company from KIK Tire Technologies Inc., the Company's publicly-owned Canadian majority shareholder. The net loss per share of common stock for the nine months ended October 31, 2004 and 2003, respectively, was approximately $(0.01) and $0.00.

RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes.

Nine months ended October 31, 2004 as compared to the nine months ended October 31, 2003

The Company posted net sales of approximately $2,007,000 for the nine months ended October 31, 2004 as compared to net sales of approximately $2,713,000 for the nine months ended October 31, 2003. The Company has begun to experience flat sales volumes and revenues as a result of the general decline in the U. S. economy, as well as the effects of some seasonal trends and the pressures of foreign competition.

The Company's cost of sales decreased by approximately $570,000 to approximately $1,766,000 for the nine months ended October 31, 2004 as compared to approximately $2,336,000 for the nine months ended October 31, 2003. While the Company has experienced relatively flat sales volumes and revenues during the first nine months of Fiscal 2005, the Company is consistently subjected to cost increases in raw material and ancillary supplies which are not readily passed through to it's customers via product price increases. As a direct result of these market factors, the Company has experienced decline in it's gross profit margin to approximately 12.04% (approximately $241,700) for the first nine months of Fiscal 2005 as compared to approximately 13.88% (approximately $376,000) for the first nine months of Fiscal 2004.

General and administrative expenses decreased from approximately $523,000 for the nine months ended October 31, 2003 to approximately $467,000 for the nine months ended October 31, 2004. To the extent possible, management monitors and controls the variable expenditures related to the Company's administration. Included in these costs is a $10,000 per month administrative charge to KIK Tire Technologies Inc., the Company's publicly-owned Canadian majority shareholder.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash and cash equivalents of approximately $63,000, $81,000 and $46,000 at October 31, 2004, January 31, 2004 and October 31, 2003,
respectively. The Company maintained business liquidity and capital resources during the year adequate to fund all capital and operating expense requirements. Operations were primarily funded from internally generated funds, line of credit borrowings, and capital raised via a private placement of securities in previous years.

For the nine months ended October 31, 2004 and 2003, net cash provided by (used in) operating activities was approximately $1,600 and $70,000, respectively. Net cash provided by operating activities consists of cash received from sales of products to customers, less purchases of raw materials, payment of payroll and payment of other general operating expenses, including interest.

Cash used in investing activities was approximately $(8,900) and $(48,000) for each of the nine month periods ended October 31, 2004 and 2003, respectively. These cash utilizations was due solely to the acquisition of equipment used in the manufacturing process.

The Company used cash in financing activities of approximately $(10,000) and $(2,800) during the first nine months of Fiscal 2005 and Fiscal 2004, respectively. All of these expenditures were related to the reduction in outstanding principal on the Company's $50,000 convertible note payable and the Company's equipment capital lease payable.

The Company believes that sufficient cash will be generated internally to fund its operations for the next twelve months.

CRITICAL ACCOUNTING POLICIES

Financial Reporting Release No. 60, requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Note 2 to the Consolidated Financial Statements includes a summary of the significant accounting policies and methods used in the preparation of the Company's Consolidated Financial Statements. The following is a brief discussion of the more significant accounting policies and methods used by the Company.

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

                           PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

None

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

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

                                            KIK TECHNOLOGY INTERNATIONAL, INC.

Dated: December 8, 2004                             /s/ Kuldip C. Baid
       ----------------                             ----------------------------
                                                                  Kuldip C. Baid
                                                         Chief Financial Officer
                                                                    and Director