Form 10KSB
period 2005-01-31
KIK TECHNOLOGY INTERNATIONAL INC
filed 2005-05-13
CIK 1109662

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-KSB

(Mark one)
[X] Annual Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

    For the fiscal year ended January 31, 2005

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

Check  whether  the issuer  has (1) filed all  reports  required  to be files by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for the fiscal year ended January 31, 2005 was $2,462,977.

The aggregate market value of the voting common equity held by non-affiliates as of May 13, 2005 was approximately $154,438 based upon 25,171,865 shares outstanding of which 7,721,865 are held by non_affiliates and a share price of $0.02. No non_voting common equity is outstanding.

As of May 13, 2005, there were 25,171,865 shares of Common Stock issued and outstanding.

Transitional Small Business Disclosure Format : Yes [ ] No [X]

                       KIK TECHNOLOGY INTERNATIONAL, INC.

                                INDEX TO CONTENTS

                                                                     Page Number
                                                                     -----------
PART I

Item 1   Description of Business                                           3
Item 2   Description of Property                                           6
Item 3   Legal Proceedings                                                 7
Item 4   Submission of Matters to a Vote of Security Holders               7

PART II

Item 5   Market for Company's Equity and Related Stockholder Matters       7
Item 6   Management's Discussion and Analysis or Plan of Operation         9
Item 7   Financial Statements                                             12
Item 8   Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosures                         12
Item 8A  Controls and Procedures                                          12

PART III

Item 9   Directors, Executive Officers, Promoters and Control Persons;
          Compliance with Section 16(a) of the Exchange Act               12
Item 10  Executive Compensation                                           13
Item 11  Security Ownership of Certain Beneficial Owners and Management
          and Related Stockholder Matters                                 13
Item 12  Certain Relationships and Related Transactions                   14
Item 13  Exhibits and Reports on 8-K                                      14
Item 14  Principal Accountant Fees and Services                           14

SIGNATURES                                                                15

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

                                     PART I

ITEM 1 - DESCRIPTION OF BUSINESS

BUSINESS DEVELOPMENT

KIK Technology International, Inc. (KTII) was incorporated on February 1, 2000 under the laws of the State of California as Russian-Imports.com.
Russian-Imports.com was initially founded to develop an internet e-commerce website which would sell handmade lacquer boxes, Matroshka dolls and crystal imported from Russia. This business plan was unsuccessful and subsequently terminated.

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

         Year ended January 31, 2005 - approximately $2.4 million Year ended January 31, 2004 - approximately $3.6 million Year ended January 31, 2003 - approximately $3.2 million Year ended January 31, 2002 - approximately $2.6 million Year ended January 31, 2001 - approximately $3.7 million

Revenues are generated through direct sales to the medical market segment (primarily wheelchair tires) and through a network of third party marketing distributors. KIK continues to develop the implementation of other marketing strategies, directly and through carefully selected new strategic partners as the necessary funds are available. The manufacturing infrastructure sufficient to meet projected demand through the next few years is in place.

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

SOURCES AND AVAILABILITY OF RAW MATERIALS

In prior years, the Company's principal raw materials are purchased from a sole supplier was also a major customer for the Company's products. In the event of any disruption in the availability of raw materials or a market for the Company's products purchased by this key supplier, the Company could have experienced a negative economic impact. The Company is developing additional sources of supply of it's key raw materials comparable prices and management is seeking other avenues of distribution of the Company's products to consumers. Management is of the opinion that no interruption of either raw materials or product demand will occur.

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

EMPLOYEES

As of May 13,  2004,  the  Company has  approximately  17  full-time  employees, including 2 management/clerical personnel. None of these employees are represented by a labor union. The Company considers its relations with its employees to be excellent. The Company may employ additional personnel, as necessary, to accommodate future expansion.

ITEM 2 - DESCRIPTION OF PROPERTY

The Company maintains its executive offices at 590 Airport Road, Oceanside, CA 92054. Its telephone number is (760) 967-2777.

The Company leases approximately 13,480 square feet of space under a non-cancellable lease, expiring in May 2005, from an unrelated third-party landlord. The lease requires monthly payments as follows: $8,307 for the first 12 months; $8,639 for the next 12 months and $8,984 for the next 12 months. Rent expense incurred under this lease was approximately $106,428 and $102,340 for each of the years ended January 31, 2005 and 2004, respectively.

Future amounts due under this lease agreement for facilities are as follows:

                                             Year ending
                                             January 31,         Amount
                                             -----------         ------
                                               2006             $142,364
                                                                ========

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

                                     PART II

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

As of May 13, 2004, there were 25,171,865 shares of $0.001 par value common stock (the "Common Stock") of the Company outstanding and owned by approximately 62 shareholders of record, exclusive of shareholders holding their certificates in street name.

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
                                                                High        Low
                                                                ----        ---
Fiscal Year ended January 31, 2004
  First quarter 2004 (February 1, 2003 - April 30, 2003)        $0.06      $0.04
  Second quarter 2004 (May 1, 2003 - July 31, 2003)             $0.06      $0.04
  Third quarter 2004 (August 1, 2003 - October 31, 2003)        $0.07      $0.04
  Fourth quarter 2004 (November 1, 2003 - January 31, 2004)     $0.05      $0.02

Fiscal Year ended January 31, 2005
  First quarter 2005 (February 1, 2004 - April 30, 2004)        $0.05      $0.03
  Second quarter 2005 (May 1, 2004 - July 31, 2004)             $0.11      $0.04
  Third quarter 2005 (August 1, 2004 - October 31, 2004)        $0.08      $0.03
  Fourth quarter 2005 (November 1, 2004 - January 31, 2005)     $0.05      $0.02

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

On July 22, 2004, the Company issued 150,000 restricted, unregistered shares of common stock to The Compeller Group, LTD. in payment of a contract for professional services. This transaction was valued at approximately $6,000, which was equal to or in excess of the discounted closing price of the Company's common stock on the NASDAQ Electronic Bulletin Board on the date of each respective transaction. The Company relied upon Section 4(2) of The Securities Act of 1933, as amended, for an exemption from registration on these shares.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

During Fiscal 2005 and 2004, the Company achieved revenues of approximately $2,463,000 and $3,639,000 as compared to approximately $3,155,000 for Fiscal 2003. These revenues were derived primarily from the sale of tire products. Net loss for the years ended January 31, 2005 and 2004 was approximately $(435,000) and $199,000) as compared to a net loss of approximately ($12,700) for the year ended January 31, 2003. The net losses for Fiscal 2005 and 2004 each include a $120,000 charge for administrative services to the Company from KIK Tire Technologies Inc., the Company's publicly-owned Canadian majority shareholder. The net loss per share of common stock outstanding for Fiscal 2004 and 2003 was approximately $(0.02) and $(0.01) per share.

RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes.

YEAR ENDED JANUARY 31, 2005 AS COMPARED TO JANUARY 31, 2004

The Company posted net sales of approximately $2,463,000 for the fiscal year ended January 31, 2005 as compared to net sales of approximately $3,639,000 for the fiscal year ended January 31, 2004. This decrease reflects a change in the Company's product demand and distribution and the negative impact of foreign competition.

The Company's cost of sales decreased by approximately $676,000 to approximately $2,441,000 for the year ended January 31, 2005 as compared to approximately $3,117,000 for the year ended January 31, 2004. This decrease profiles favorably to the decrease in sales volume during Fiscal 2005 and increases in prices in raw materials during the year. The Company has experienced certain price increases in key raw materials which have not been passed through in their entirety due to competitive pressures from comparable products produced in Asian markets. All other costs related to production were relatively stable during Fiscal 2005. The Company continued to experience a deterioration in the gross profit margin to approximately 8.94% (approximately $220,000) for Fiscal 2005 as compared to approximately 14.39% (approximately $522,000) for Fiscal 2004. The deterioration of the gross profit margin was attributable to economic pricing pressures caused by foreign competition and increases in domestic raw material costs. Management is aware of this situation and is evaluating various remedies to restore the gross profit percentages experienced in prior years.

General and administrative expenses declined from approximately $718,000 for Fiscal 2004 to approximately $654,000 in Fiscal 2004. At the KIK operating subsidiary level, all general and administrative costs were virtually consistent (approximately $527,000 for Fiscal 2005 versus $575,000 for Fiscal 2004). The difference reflects various overhead expenses at the corporate administrative level which are subject to random fluctuation based upon business and overhead activities, including a new administrative support charge of $120,000 which was assessed by KIK Tire Technologies Inc., the Company's publicly-owned Canadian majority shareholder in both Fiscal 2005 and 2004, respectively.

Overall, the Company experienced a net loss of approximately $(435,000) and $(199,000) for Fiscal 2005 and 2004, respectively and recognized a net loss per weighted-average share outstanding of approximately $(0.02) and $(0.01), respectively.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash and cash equivalents of approximately $60,000 and $81,000 and $27,000 at January 31, 2005, 2004 and 2003, respectively. The Company maintained business liquidity and capital resources during the year adequate to fund all capital and operating expense requirements. During both Fiscal 2005 and 2004, operations were principally funded from internally generated funds. In prior years, operating capital needs were supplemented through line of credit borrowings and capital raised through a private placement of debt and/or equity securities.

For the years ended January 31, 2005, 2004 and 2003, the Company's operating activities generated positive net cash flows of approximately $500, $118,000 and $18,000, respectively. Net cash provided by operating activities consists of cash received from sales of products to customers, less purchases of raw materials, payment of payroll and payment of other general operating expenses, including interest.

Cash used in investing activities was approximately $(10,000) and $(60,000) for the years ended January 31, 2005 and 2004, respectively. The Fiscal 2005 and 2003 cash utilizations were due to the acquisition of equipment.

The Company experienced cash used in financing activities of approximately $(11,000) and $(3,800) in Fiscal 2005 and 2004, respectively. The Fiscal 2005 and 2004 usage included the payment of principal on a long-term capital lease payable of approximately $(4,100) and $(3,800), respectively and the repayment on long-term notes payable to investors of approximately $(7,000).

The Company believes that sufficient cash will be generated internally to fund its operations for the next twelve months.

RESTRUCTURED CONVERTIBLE NOTE

On February 16, 2004, the Company restructured the $50,000 convertible note payable to Vector II, LLC. Under the restructured terms, the Company paid all accrued interest and made a $3,000 principal reduction on March 16, 2004. Thereafter, the Company is obligated to pay $2,000 per month, plus accrued interest, for the next six months and $1,000 per month, plus accrued interest, thereafter until all outstanding amounts are paid in full. The restructured note bears interest at 10.0% per annum.

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

Through January 31, 2005, the Company has paid approximately $7,000 in principal and $7,600 in cumulative accrued interest.

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

In December 2004, the FASB issued SFAS 123(R), "Share-Based Payment." SFAS 123(R) amends SFAS 123, "Accounting for Stock-Based Compensation," and APB Opinion 25, "Accounting for Stock Issued to Employees." SFAS 123(R) requires that the cost of share-based payment transactions (including those with employees and non-employees) be recognized in the financial statements. SFAS 123(R) applies to all share-based payment transactions in which an entity acquires goods or services by issuing (or offering to issue) its shares, share options, or other equity instruments (except for those held by an ESOP) or by incurring liabilities (1) in amounts based (even in part) on the price of the entity's shares or other equity instruments, or (2) that require (or may require) settlement by the issuance of an entity's shares or other equity instruments. This statement is effective (1) for public companies qualifying as SEC small business issuers, as of the first interim period or fiscal year beginning after December 15, 2005, or (2) for all other public companies, as of the first interim period or fiscal year beginning after June 15, 2005, or (3) for all nonpublic entities, as of the first fiscal year beginning after December 15, 2005. Management anticipates no significant impact to the Company's financial statements upon the adoption of SFAS No. 123(R).

ITEM 7 - FINANCIAL STATEMENTS

The required consolidated financial statements begin on Page F-1 of this document.

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

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

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

            Name                  Age             Position
            ----                  ---             --------
        Donald P. Dean            69      Chairman and Director
    William M. Knooihuizen        61      President and Director
        Kuldip C. Baid            57      Chief Financial Officer and Director

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

ITEM 10 - EXECUTIVE COMPENSATION

The following summary compensation table sets forth the aggregate cash compensation paid or accrued by the Company to each of the Company's executive officers for services rendered to the Company during the Company's fiscal years ended 2004, 2003 and 2002 and all plan and non-plan compensation awarded to, earned by or paid to certain designated executive officers.

                                                                     Long-Term
                                                                   Compensation
                                    Annual Compensation               Awards              Payouts
                                  ------------------------   -------------------------    -------
                                                 Other       Restricted    Securities                    All
                                  Salary/        Annual         Stock      Underlying      LTIP         Other
Name/Title                Year     Bonus      Compensation     Awards     Options/SARs    Payouts    Compensation
----------                ----    -------     ------------     ------     ------------    -------    ------------
Donald P. Dean            2005     $-0-           $-0-          $-0-          $-0-          $-0-         $-0-
Chairman and Secretary    2004     $-0-           $-0-          $-0-          $-0-          $-0-         $-0-
                          2003     $-0-           $-0-          $-0-          $-0-          $-0-         $-0-

William P. Knooihuizen    2005   $143,000       $15,000         $-0-          $-0-          $-0-         $-0-
President                 2004   $143,000       $15,000         $-0-          $-0-          $-0-         $-0-
                          2003   $143,000       $15,000         $-0-          $-0-          $-0-         $-0-

Kuldip C. Baid            2005    $72,000         $-0-          $-0-          $-0-          $-0-         $-0-
Chief Financial Officer   2004    $72,000         $-0-          $-0-          $-0-          $-0-         $-0-
                          2003     $-0-           $-0-          $-0-          $-0-          $-0-         $-0-

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

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table shows, as of January 31, 2005, the shares of Common Stock beneficially owned by all of the persons who served as the directors or officers of the Company during Fiscal 2005 as well as the principal shareholders (greater than 5%) of the Company individually and, as to the directors and officers, as a group. The address of each person or entity, unless otherwise noted, is c/o KIK Technology International, Inc., 590 Airport Road, Oceanside, California 92054.

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

                                                                  % of Class
     Name and address                   Number of Shares      Beneficially Owned
     ----------------                   ----------------      ------------------
KIK Tire Technologies Inc. (1)            16,700,000                66.34%
Donald P. Dean                               250,000                 0.99%
William M. Knooihuizen                       250,000                 0.99%
Kuldip C. Baid                               250,000                 0.99%
All officers and directors                17,450,000                69.32%
 as a group (1)

----------
(1) Donald P. Dean and Kuldip C. Baid are Executive Officers of KIK Tire Technologies Inc., and as such, may be deemed to have voting control over the above listed shares by attribution.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In May 2001, the Company advanced $53,400 to its President, William Knooihuizen, to hold in trust as a contingency fund for the sole use of the Company in the event of a unanticipated cash shortfall. The advance bears interest at 4.0% annually and is unsecured. The original documentation required repayment of the advance and accrued, but unpaid, interest in May 2003. As of January 31, 2005, with the approval of the Company's Board of Directors, the Company's President continues to maintain these funds as trustee on behalf of the Company.

During each of the years ended January 31, 2005 and 2004, the Company accrued $120,000 payable to its majority shareholder, KIK Tire Technologies Inc. (a publicly-owned Canadian corporation) for administrative services.

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

   REPORTS ON FORM 8-K

     None

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company paid or accrued the following fees in each of the prior two fiscal years to it's principal accountant, either S. W. Hatfield, CPA of Dallas, Texas:

                                                   Year ended        Year ended
                                                   January 31,       January 31,
                                                      2005              2004
                                                     -------           -------
       a) Audit fees                                 $18,644           $23,200
       b) Audit-related fees                              --                --
       c) Tax fees                                        --                --
       d) All other fees                                  --                --
                                                     -------           -------

          Totals                                     $18,644           $23,200
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

The Board reviewed the audited consolidated financial statements of the Company as of and for the year ended January 31, 2005 and 2004, with management and the independent auditors. Management has the sole ultimate responsibility for the preparation of the Company's financial statements and the independent auditors have the responsibility for their examination of those statements.

Based on the above-mentioned review and discussions with the independent auditors and management, the Board of Directors approved the Company's audited consolidated financial statements and recommended that they be included in its Annual Report on Form 10-KSB for the year ended January 31, 2005, for filing with the Securities and Exchange Commission.

The Company's principal accountant, S. W. Hatfield, CPA did not engage any other persons or firms other than the principal accountant's full-time, permanent employees.

--------------------------------------------------------------------------------
                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            KIK TECHNOLOGY INTERNATIONAL, INC.

Dated: May 13, 2004                         /s/ Kuldip C. Baid
       ------------                         ------------------------------------
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


Dated: May 13, 2004                      by /s/ Donald P. Dean
       ------------                         ------------------------------------
                                                                  Donald P. Dean
                                                          Chairman and Secretary


Dated: May 13, 2004                         /s/ William M. Knooihuizen
       ------------                         ------------------------------------
                                                          William M. Knooihuizen
                                                          President and Director


Dated: May 13, 2004                         /s/ Kuldip C. Baid
       ------------                         ------------------------------------
                                                                  Kuldip C. Baid
                                            Chief Financial Officer and Director

                KIK TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARY

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                            Page
                                                                            ----

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM                      F-2

CONSOLIDATED FINANCIAL STATEMENTS

   Consolidated Balance Sheets
      as of January 31, 2005 and 2004                                        F-3

   Consolidated Statements of Operations and Comprehensive Loss
      for the years ended January 31, 2005 and 2004                          F-4

   Consolidated Statement of Changes in Stockholders' Equity
      for the years ended January 31, 2005 and 2004                          F-5

   Consolidated Statements of Cash Flows
      for the years ended January 31, 2005 and 2004                          F-6

   Notes to Consolidated Financial Statements                                F-7

                        LETTERHEAD OF S, W, HATFIELD, CPA

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors and Stockholders
KIK Technology International, Inc.

We have audited the accompanying consolidated balance sheet of KIK Technology International, Inc. and Subsidiary (California corporations) as of January 31, 2005 and 2004 and the related consolidated statements of operations and comprehensive loss, changes in stockholders' equity and cash flows for each of the years ended January 31, 2004 and 2003, respectively. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The consolidated financial statements referred to above, in our opinion, present fairly, in all material respects, the consolidated financial position of KIK Technology International, Inc. and Subsidiary as of January 31, 2005 and 2004 and the results of their consolidated operations and cash flows for each of the years ended January 31, 2005 and 2005, respectively, in conformity with accounting principles generally accepted in the United States of America.


                                                   /s/ S. W. HATFIELD, CPA
Dallas, Texas
April 14, 2005

                KIK TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                            January 31, 2005 and 2004

                                                                      January 31            January 31,
                                                                         2005                  2004
                                                                      -----------           -----------
                                     ASSETS
CURRENT ASSETS
   Cash on hand and in bank                                           $    59,905           $    80,514
   Accounts receivable
   Trade, net of allowance for doubtful accounts
    of approximately $13,882 and $14,230, respectively                    303,508               372,186
   Other                                                                    9,679                 7,543
   Inventories                                                            253,434               323,063
   Prepaid expenses                                                           384                 2,692
                                                                      -----------           -----------
      TOTAL CURRENT ASSETS                                                626,910               785,998
                                                                      -----------           -----------

PROPERTY AND EQUIPMENT - AT COST                                          646,801               636,780
   Less Accumulated depreciation                                         (517,661)             (479,227)
                                                                      -----------           -----------
      NET PROPERTY AND EQUIPMENT                                          129,140               157,553
                                                                      -----------           -----------
OTHER ASSETS
   Funds held in trust by officer                                          53,400                53,400
   Refundable deposits                                                      4,800                 4,800
                                                                      -----------           -----------
      TOTAL OTHER ASSETS                                                   58,200                67,300
                                                                      -----------           -----------

TOTAL ASSETS                                                          $   814,250           $ 1,001,751
                                                                      ===========           ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Notes payable to investors, net of accompanying warrant
    discount of approximately $-0- and $-0-                           $    49,000           $    75,000
   Current maturities of long-term debt                                     4,500                 4,095
   Accounts payable - trade                                               421,805               286,773
   Other accrued expenses                                                  39,762                42,454
   Management fee payable to majority shareholder                         240,000               120,000
   Advances from majority shareholder                                      16,000                16,000
                                                                      -----------           -----------
      TOTAL CURRENT LIABILITIES                                           771,067               544,322
                                                                      -----------           -----------

LONG-TERM DEBT
   Notes payable to investors, net of current maturities                   19,000                    --
   Capital lease payable                                                    5,806                10,336
                                                                      -----------           -----------
      TOTAL LIABILITIES                                                   795,873               554,658
                                                                      -----------           -----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Common stock - $0.001 par value
     100,000,000 shares authorized
     25,171,865 and 25,021,865 shares issued and outstanding               25,172                25,022
   Additional paid-in capital                                           5,152,423             5,146,573
   Accumulated deficit                                                 (5,159,218)           (4,724,502)
                                                                      -----------           -----------
      TOTAL STOCKHOLDERS' EQUITY                                           18,377               447,093
                                                                      -----------           -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $   814,250           $ 1,001,751
                                                                      ===========           ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                KIK TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARY
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                      Years ended January 31, 2005 and 2004

                                                                        Year ended             Year ended
                                                                        January 31,            January 31,
                                                                           2005                   2004
                                                                       ------------           ------------
REVENUES - net of returns and allowances                               $  2,462,977           $  3,629,289

COST OF SALES
   Raw materials                                                          1,462,211              2,247,110
   Direct labor and other costs                                             742,730                831,358
   Depreciation                                                              36,006                 38,589
                                                                       ------------           ------------
     TOTAL COST OF SALES                                                  2,440,947              3,117,057
                                                                       ------------           ------------

GROSS PROFIT                                                                220,030                522,232
                                                                       ------------           ------------

OPERATING EXPENSES
   Selling and marketing expenses                                               625                  6,500
   General and administrative expenses
     Salaries and related expenses                                           91,336                 91,772
     Other operating expenses                                               440,262                487,634
   Administrative service fee to majority shareholder                       120,000                120,000
   Depreciation and amortization                                              2,428                 11,500
   Compensation expense related to common
    stock issuances at less than "fair value"                                    --                    945
                                                                       ------------           ------------
     TOTAL OPERATING EXPENSES                                               654,651                718,351
                                                                       ------------           ------------

LOSS FROM OPERATIONS                                                       (432,621)              (196,119)

OTHER INCOME
   Interest expense                                                          (7,875)               (13,823)
   Interest and other income                                                  5,780                 10,805
                                                                       ------------           ------------

LOSS BEFORE PROVISION FOR INCOME TAXES AND EXTRAORDINARY ITEM              (434,716)              (199,137)

PROVISION FOR INCOME TAXES                                                       --                     --
                                                                       ------------           ------------

NET LOSS                                                                   (434,716)              (199,137)

OTHER COMPREHENSIVE INCOME                                                       --                     --
                                                                       ------------           ------------

COMPREHENSIVE LOSS                                                     $   (434,716)          $   (199,137)
                                                                       ============           ============
Net loss per weighted-average share
 of common stock outstanding, calculated
 on Net Loss - basic and fully diluted                                 $      (0.02)          $      (0.01)
                                                                       ============           ============
Weighted-average number of shares
 of common stock outstanding                                             25,101,373             24,840,873
                                                                       ============           ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                KIK TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARY
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                      Years ended January 31, 2005 and 2004

                                              Common Stock           Additional
                                          --------------------        paid-in        Accumulated
                                          Shares        Amount        capital         deficit            Total
                                          ------        ------        -------         -------            -----
BALANCES AT FEBRUARY 1, 2003           24,086,964      $24,087      $5,066,381      $(4,525,365)        565,103

Issuance of common stock for
 payment of accrued interest              186,737          187           3,595               --           3,782
Compensation expense related
 to issuance of shares at
 less than "fair value"                        --           --             945               --             945
Payment of trade accounts payable         598,164          598          72,802               --          73,400
Payment of consulting fees                150,000          150           2,850               --           3,000

Net loss for the year                          --           --              --         (199,137)       (199,137)
                                       ----------      -------      ----------      -----------       ---------

BALANCES AT JANUARY 31, 2004           25,021,865       25,022       5,146,573       (4,724,502)        447,093

Issuance of common stock for
 Payment of consulting fees               150,000          150           5,850               --           6,000

Net loss for the year                          --           --              --         (434,716)       (434,716)
                                       ----------      -------      ----------      -----------       ---------

BALANCES AT JANUARY 31, 2005           25,171,865      $25,172      $5,152,423      $(5,159,218)      $  18,377
                                       ==========      =======      ==========      ===========       =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                KIK TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      Years ended January 31, 2005 and 2004

                                                               Year ended          Year ended
                                                               January 31,         January 31,
                                                                  2005                2004
                                                                ---------           ---------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss for the year                                        $(434,716)          $(199,137)
   Adjustments to reconcile net loss to net cash
    provided by operating activities
     Depreciation and amortization                                 38,434              50,089
     Amortization of warrant discount on notes payable                 --               4,775
     Provision for doubtful accounts receivable                     4,158              (1,986)
     Expenses paid with common stock                                6,000               6,780
     Compensation expense related to common stock
       issuances at less than "fair value"                             --                 945
   (Increase) Decrease in
     Accounts receivable - trade and other                         62,384                (127)
     Inventory                                                     69,629             (21,652)
     Prepaid expenses and other                                     2,308              (2,256)
   Increase (Decrease) in
     Accounts payable                                             135,032             189,727
     Other accrued expenses                                        (2,692)            (29,566)
     Accrued management fees to parent company                    120,000             120,000
                                                                ---------           ---------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                   537             117,592
                                                                ---------           ---------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment                             (10,021)            (59,998)
                                                                ---------           ---------
NET CASH USED IN INVESTING ACTIVITIES                             (10,021)            (59,998)
                                                                ---------           ---------
CASH FLOWS FROM FINANCING ACTIVITIES
   Payments on notes payable to investors                          (7,000)                 --
   Payments on long-term capital lease                             (4,125)             (3,772)
                                                                ---------           ---------
NET CASH USED IN FINANCING ACTIVITIES                             (11,125)             (3,772)
                                                                ---------           ---------

INCREASE (DECREASE) IN CASH                                       (20,609)             53,822

Cash at beginning of period                                        80,514              26,692
                                                                ---------           ---------

CASH AT END OF PERIOD                                           $  59,905           $  80,514
                                                                =========           =========
SUPPLEMENTAL DISCLOSURE OF INTEREST AND
INCOME TAXES PAID
   Interest paid for the period                                 $   8,573           $   3,439
                                                                =========           =========
   Income taxes paid for the period                             $      --           $      --
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

In prior years, the Company's principal raw materials are purchased from a sole supplier was also a major customer for the Company's products. In the event of any disruption in the availability of raw materials or a market for the Company's products purchased by this key supplier, the Company could have experienced a negative economic impact. The Company is developing additional sources of supply of it's key raw materials comparable prices and management is seeking other avenues of distribution of the Company's products to consumers. Management is of the opinion that no interruption of either raw materials or product demand will occur.

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

5. Income Taxes

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

6. Advertising costs

     The Company does not conduct any direct response advertising activities. For non-direct response advertising, the Company charges the costs of these efforts to operations at the first time the related advertising is published.

7. Earnings (loss) per share

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

8. Employee Stock Options

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

8. Employee Stock Options - continued

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

9. New and Pending Accounting Pronouncements

     In December 2003, the Financial Accounting Standards Board issued FASB Interpretation Number 46-R "Consolidation of Variable Interest Entities." FIN 46-R, which modifies certain provisions and effective dates of FIN 46, sets for the criteria to be used in determining whether an investment is a variable interest entity should be consolidated. These provisions are based on the general premise that if a company controls another entity through interests other than voting interests, that company should consolidate the controlled entity. The Company believes that currently, it does not have any material arrangements that meet the definition of a variable interest entity which would require consolidation.

     In November 2004, the FASB issued SFAS 151, "Inventory Costs." SFAS 151 amends the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) under the guidance in ARB 43, Chapter 4, "Inventory Pricing." Paragraph 5 of ARB 43, Chapter 4, previously stated that "...under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require  treatment as current period  charges...."
     This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not expect adoption of SFAS 151 to have a material impact on the Company's financial statements.

     In December 2004, the FASB issued SFAS 152, "Accounting for Real Estate Time-Sharing Transactions." The FASB issued this Statement as a result of the guidance provided in AICPA Statement of Position (SOP) 04-2, "Accounting for Real Estate Time-Sharing Transactions." SOP 04-2 applies to all real estate time-sharing transactions. Among other items, the SOP provides guidance on the recording of credit losses and the treatment of selling costs, but does not change the revenue recognition guidance in SFAS 66, "Accounting for Sales of Real Estate," for real estate time-sharing transactions. SFAS 152 amends Statement 66 to reference the guidance provided in SOP 04-2. SFAS 152 also amends SFAS 67, "Accounting for Costs and Initial Rental Operations of Real Estate Projects", to state that SOP 04-2 provides the relevant guidance on accounting for incidental operations and costs related to the sale of real estate time-sharing transactions. SFAS 152 is effective for years beginning after June 15, 2005, with restatements of previously issued financial statements prohibited. Management does not expect adoption of SFAS 152 to have a material impact on the Company's financial statements.

                KIK TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARY

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

9. New and Pending Accounting Pronouncements - continued

     In  December  2004,  the FASB issued SFAS 153,  "Exchanges  of  Nonmonetary
     Assets," an amendment to Opinion No. 29, "Accounting for Nonmonetary Transactions." Statement 153 eliminates certain differences in the guidance in Opinion No. 29 as compared to the guidance contained in standards issued by the International Accounting Standards Board. The amendment to Opinion No. 29 eliminates the fair value exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Such an exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for nonmonetary asset exchanges occurring in periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in periods beginning after December 16, 2004. Management does not expect adoption of SFAS 153 to have a material impact on the Company's financial statements.

     In December 2004, the FASB issued SFAS 123(R), "Share-Based Payment." SFAS 123(R) amends SFAS 123, "Accounting for Stock-Based Compensation," and APB Opinion 25, "Accounting for Stock Issued to Employees." SFAS 123(R) requires that the cost of share-based payment transactions (including those with employees and non-employees) be recognized in the financial statements. SFAS 123(R) applies to all share-based payment transactions in which an entity acquires goods or services by issuing (or offering to issue) its shares, share options, or other equity instruments (except for those held by an ESOP) or by incurring liabilities (1) in amounts based (even in part) on the price of the entity's shares or other equity instruments, or (2) that require (or may require) settlement by the issuance of an entity's shares or other equity instruments. This statement is effective (1) for public companies qualifying as SEC small business issuers, as of the first interim period or fiscal year beginning after December 15, 2005, or (2) for all other public companies, as of the first interim period or fiscal year beginning after June 15, 2005, or (3) for all nonpublic entities, as of the first fiscal year beginning after December 15, 2005. Management anticipates no significant impact to the Company's financial statements upon the adoption of SFAS No. 123(R).

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

NOTE E - CONCENTRATIONS OF CREDIT RISK

KTII and KTI maintain their respective cash accounts in financial institutions subject to insurance coverage issued by the Federal Deposit Insurance
Corporation (FDIC). Under FDIC rules, both KTII and KTI are entitled to aggregate coverage of $100,000 per account type per separate legal entity per financial institution. During the years ended January 31, 2004 and 2003, respectively, the various entities, from time-to-time, had deposits in a financial institution with credit risk exposures in excess of statutory FDIC coverage. The Company has incurred no losses during Fiscal 2005 and 2004 as a result of any of these unsecured situations.

                KIK TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARY

NOTE F - INVENTORIES

Inventories consist of the following at January 31, 2005 and 2004:

                                            January 31,           January 31
                                               2005                  2004
                                             --------              --------

     Raw materials                           $ 42,408              $114,120
     Finished goods                           211,026               208,943
                                             --------              --------
     Total                                   $253,434              $323,063
                                             ========              ========


NOTE G - PROPERTY AND EQUIPMENT

Property and equipment consists of the following at January 31, 2005 and 2004:

                                     January 31,    January 31,
                                        2005           2004       Estimated life
                                     ---------      ---------     --------------

     Machinery and Equipment         $ 597,901      $ 587,880         7 years
     Office furniture and fixtures      25,441         25,441         5 years
     Leasehold improvements             14,180         14,180         2 years
     Vehicles                            9,279          9,279         5 years
                                     ---------      ---------
                                       646,801        636,780
     Less accumulated depreciation    (517,661)      (479,227)
                                     ---------      ---------

     Net property and equipment      $ 129,140      $ 157,553
                                     =========      =========

Depreciation expense for the years ended January 31, 2005 and 2004 was approximately $38,434 and $40,988, respectively.

NOTE H - FUNDS HELD IN TRUST BY OFFICER

In May 2001, the Company advanced $53,400 to its President to hold in trust as a contingency fund for the sole use of the Company in the event of a unanticipated cash shortfall. The advance bears interest at 4.0% annually and is unsecured. The original documentation required repayment of the advance and accrued, but unpaid, interest in May 2003. As of January 31, 2005, with the approval of the Company's Board of Directors, the Company's President continues to maintain these funds as trustee on behalf of the Company.

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

Pursuant to the private placement, the Company sold a $50,000 convertible note on November 12, 2001 and a $25,000 convertible note on December 26, 2001 to two unrelated investors. Warrants to purchase a combined total of 75,000 shares of the Company's common stock at $0.60 per share were also issued to the investors. The warrants were valued at $11,789 using the Black-Scholes option-pricing model, and therefore $11,789 of the total debt proceeds of $75,000 was allocated to the warrants, resulting in a discount on the notes, was amortized to interest expense over the initial term of the underlying debt. During the years ended January 31, 2004, approximately $9,100 of the discount was amortized to interest expense. The weighted average assumptions utilized to value the warrants using the Black-Scholes option-pricing model were as follows:

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

Through January 31, 2005, the Company has paid approximately $7,000 in principal
and  $6,667  in  cumulative   accrued  interest  on  the  $50,000   restructured
convertible note.

The $25,000 convertible note is in default and no demand for payment has been made to the Company. The Company continues to accrue interest on this convertible note in accordance with the original terms and conditions.

The aggregate maturities of the notes are as follows:

     Balance as of January 31, 2005                               $ 68,000
     Less current portion                                          (49,000)
                                                                  --------
     Long-term portion                                            $ 19,000
                                                                  ========

NOTE J - CAPITAL LEASE PAYABLE

Capital lease payable is as follows:

                                                                January 31,        January 31,
                                                                   2005               2004
                                                                 --------           --------
$21,080 capital lease payable to a finance corporation
 Interest at 8.60%.  Payable in monthly installments
 of approximately $432, including accrued interest
 Final maturity due in April 2007.  Collateralized by
 equipment                                                       $ 10,306           $ 14,431

     Less current maturities                                       (4,500)            (4,095)
                                                                 --------           --------

     Long-term portion                                           $  5,806           $ 10,336
                                                                 ========           ========

Future maturities of long-term capital leases payable are

                                             Year ending
                                             January 31,             Amount
                                             -----------             ------
                                                2006                 $ 4,468
                                                2007                   4,872
                                                2008                     966
                                                                     -------

                                                Total                $10,306
                                                                     =======

                KIK TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARY

NOTE K - INCOME TAXES

The components of income tax (benefit) expense for the years ended January 31, 2005 and 2004, respectively, are as follows:

                                             January 31,           January 31,
                                                2005                  2004
                                              -------               -------
      Federal:
       Current                                $    --               $    --
       Deferred                                    --                    --
                                              -------               -------
                                                   --                    --
                                              -------               -------
      State:
       Current                                     --                    --
       Deferred                                    --                    --
                                              -------               -------
                                                   --                    --
                                              -------               -------

       Total                                  $    --               $    --
                                              =======               =======

The Company has a net operating loss carryforward of approximately $5,000,000 to offset future taxable income. Subject to current regulations, this carryforward will begin to expire in 2005. The amount and availability of the net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

The Company's income tax expense for the years ended January 31, 2005 and 2004, respectively, are as follows:

                                                     January 31,     January 31,
                                                        2005            2004
                                                      --------        --------

Statutory rate applied to loss before income taxes    $(148,000)      $(68,000)
Increase (decrease) in income taxes resulting from:
 State income taxes                                          --             --
 Other, including reserve for deferred tax asset        148,000         68,000
                                                      ---------       --------

    Income tax expense                                $      --       $     --
                                                      =========       ========

Temporary differences, consisting primarily of net operating loss carryforwards, statutory deferrals of expenses for organizational costs and accrued, but unpaid, accruals for officer compensation and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and liabilities as of January 31, 2005 and 2004, respectively:

                                               January 31,           January 31,
                                                  2005                  2004
                                              -----------           -----------
Deferred tax assets
  Net operating loss carryforwards            $ 1,700,000           $ 1,564,000
  Less valuation allowance                     (1,700,000)           (1,564,000)
                                              -----------           -----------

Net Deferred Tax Asset                        $        --           $        --
                                              ===========           ===========

During the Fiscal years ended January 31, 2005 and 2004, respectively, the valuation allowance for the deferred tax asset increased (decreased) by approximately $136,000 and $68,000.

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


                (Remainder of this page left blank intentionally)

                KIK TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARY

NOTE M - STOCK WARRANTS - CONTINUED

The following table lists the issued and outstanding stock warrants as of January 31, 2005 and 2004, respectively:

                                                   Warrants
                                                    issued        Exercise price
                                                    ------        --------------

Balance at February 1, 2003                        2,375,000
   Granted                                                --
   Exercised                                              --
   Forfeited/Expired                                 (75,000)          $0.40
                                                  ----------

Balance at January 31, 2004                        2,300,000
   Granted                                                --
   Exercised                                              --
   Forfeited/Expired                              (2,300,000)
                                                  ----------

Balance at January 31, 2005                               --
                                                  ==========

Warrants exercisable at January 31, 2005                  --
                                                  ==========

Weighted-average exercise price per warrant              N/A
                                                  ==========

NOTE N - RELATED PARTY TRANSACTIONS

During the years ended January 31, 2005 and 2004, respectively, the Company accrued approximately $120,000 in administrative service fees payable to KTTI.

NOTE O - COMMITMENTS AND CONTINGENCIES

LEASED FACILITIES

The Company leases its facilities under a non-cancellable operating lease, which expires in May 2005. The lease requires monthly payments as follows: $8,307 for the first 12 months; $8,639 for the next 12 months and $8,984 for the next 12 months. Rent expense incurred under this lease was approximately $106,428 and $102,340 for each of the years ended January 31, 2004 and 2003, respectively.

Future amounts due under this agreement are as follows:

                                                Year ending
                                                January 31,         Amount
                                                -----------         ------

                                                   2006            $142,364
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

                KIK TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARY

NOTE P - SIGNIFICANT CUSTOMERS

During the year ended January 31, 2005, the Company had three separate customers responsible for an aggregate of approximately 71.86% (49.18%, 16.09% and 6.59%, respectively) of total net revenues. The largest customer was also a significant vendor of raw materials. The largest key customer was responsible for approximately 35.02% of accounts receivable and 59.37% of accounts payable at January 31, 2005. The second key customer was responsible for approximately 7.42% of accounts receivable and 0.12% of accounts payable at January 31, 2005. The third key customer was responsible for approximately 18.32% of accounts receivable and approximately 0.52% of accounts payable at January 31, 2005.

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


NOTE Q - SELECTED FINANCIAL DATA (UNAUDITED)

The following is a summary of the quarterly results of operations for the years ended January 31, 2005 and 2004, respectively.

                               Quarter ended     Quarter ended     Quarter ended     Quarter ended      Year ended
                                 April 30,          July 31,        October 31,       January 31,       January 31,
                                 ---------          --------        -----------       -----------       -----------
FISCAL 2005
   Sales                        $   791,111       $   511,720       $   704,469       $   455,677       $ 2,462,977
   Gross profit                     107,642            14,866           119,193           (19,671)          222,030
   Net earnings after
    provision for
    income taxes                    (56,101)         (142,464)          (32,265)         (203,886)         (434,716)
   Basic and fully diluted
    earnings per share                  nil       $     (0.01)              nil       $     (0.01)      $     (0.02)
   Weighted average
    number of shares
    issued and outstanding       25,021,865        25,038,169        25,171,865        25,171,865        25,101,375

FISCAL 2004
   Sales                        $   792,156       $   929,571       $   990,843       $   926,719       $ 3,639,289
   Gross profit                     122,215           137,817           116,462           145,738           522,232
   Net earnings after
    provision for
    income taxes                    (61,636)          (40,059)          (49,959)          (47,483)         (199,137)
   Basic and fully diluted
    earnings per share                  nil               nil               nil               nil       $     (0.01)
   Weighted average
    number of shares
    issued and outstanding       24,311,934        24,990,579        25,021,865        25,021,865        24,840,873