Form 10KSB/A
period 2005-01-31
KIK TECHNOLOGY INTERNATIONAL INC
filed 2005-05-19
CIK 1109662

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  Form 10-KSB/A

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

The aggregate market value of the voting common equity held by non-affiliates as of May 13, 2005 was approximately $154,438 based upon 25,171,865 shares outstanding of which 7,721,865 are held by non-affiliates and a share price of $0.02. No non-voting common equity is outstanding.

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


NOTE TO READER: This amendment corrects a typographical error in the total cost of goods sold and gross profit amounts for the year ended January 31, 2005 and the related discussions in Item 6 - Management's Discussion and Analysis of Operations. There are no other changes contained in this filing.

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

The Company's cost of sales decreased by approximately $676,000 to approximately $2,241,000 for the year ended January 31, 2005 as compared to approximately $3,117,000 for the year ended January 31, 2004. This decrease profiles favorably to the decrease in sales volume during Fiscal 2005 and increases in prices in raw materials during the year. The Company has experienced certain price increases in key raw materials which have not been passed through in their entirety due to competitive pressures from comparable products produced in Asian markets. All other costs related to production were relatively stable during Fiscal 2005. The Company continued to experience a deterioration in the gross profit margin to approximately 8.94% (approximately $222,000) for Fiscal 2005 as compared to approximately 14.39% (approximately $522,000) for Fiscal 2004. The deterioration of the gross profit margin was attributable to economic pricing pressures caused by foreign competition and increases in domestic raw material costs. Management is aware of this situation and is evaluating various remedies to restore the gross profit percentages experienced in prior years.

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

Dated: May 19, 2004                         /s/ Kuldip C. Baid
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


Dated: May 19, 2004                      by /s/ Donald P. Dean
       ------------                         ------------------------------------
                                                                  Donald P. Dean
                                                          Chairman and Secretary


Dated: May 19, 2004                         /s/ William M. Knooihuizen
       ------------                         ------------------------------------
                                                          William M. Knooihuizen
                                                          President and Director


Dated: May 19, 2004                         /s/ Kuldip C. Baid
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

                KIK TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARY
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                      Years ended January 31, 2005 and 2004

                                                                        Year ended             Year ended
                                                                        January 31,            January 31,
                                                                           2005                   2004
                                                                       ------------           ------------
REVENUES - net of returns and allowances                               $  2,462,977           $  3,629,289

COST OF SALES
   Raw materials                                                          1,462,211              2,247,110
   Direct labor and other costs                                             742,730                831,358
   Depreciation                                                              36,006                 38,589
                                                                       ------------           ------------
     TOTAL COST OF SALES                                                  2,240,947              3,117,057
                                                                       ------------           ------------

GROSS PROFIT                                                                222,030                522,232
                                                                       ------------           ------------

OPERATING EXPENSES
   Selling and marketing expenses                                               625                  6,500
   General and administrative expenses
     Salaries and related expenses                                           91,336                 91,772
     Other operating expenses                                               440,262                487,634
   Administrative service fee to majority shareholder                       120,000                120,000
   Depreciation and amortization                                              2,428                 11,500
   Compensation expense related to common
    stock issuances at less than "fair value"                                    --                    945
                                                                       ------------           ------------
     TOTAL OPERATING EXPENSES                                               654,651                718,351
                                                                       ------------           ------------

LOSS FROM OPERATIONS                                                       (432,621)              (196,119)

OTHER INCOME
   Interest expense                                                          (7,875)               (13,823)
   Interest and other income                                                  5,780                 10,805
                                                                       ------------           ------------

LOSS BEFORE PROVISION FOR INCOME TAXES AND EXTRAORDINARY ITEM              (434,716)              (199,137)

PROVISION FOR INCOME TAXES                                                       --                     --
                                                                       ------------           ------------

NET LOSS                                                                   (434,716)              (199,137)

OTHER COMPREHENSIVE INCOME                                                       --                     --
                                                                       ------------           ------------

COMPREHENSIVE LOSS                                                     $   (434,716)          $   (199,137)
                                                                       ============           ============
Net loss per weighted-average share
 of common stock outstanding, calculated
 on Net Loss - basic and fully diluted                                 $      (0.02)          $      (0.01)
                                                                       ============           ============
Weighted-average number of shares
 of common stock outstanding                                             25,101,373             24,840,873
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