Form 10QSB
period 2005-04-30
KIK TECHNOLOGY INTERNATIONAL INC
filed 2005-06-21
CIK 1109662

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

--------------------------------------------------------------------------------
(Mark one)

[X] Quarterly Report Under Section 13 or 15(d) of The Securities Exchange
    Act of 1934

    For the quarterly period ended April 30, 2005

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

--------------------------------------------------------------------------------
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: June 9, 2005: 25,171,865

Transitional Small Business Disclosure Format (check one): YES [ ] NO [X]

                       KIK TECHNOLOGY INTERNATIONAL, INC.

                Form 10-QSB for the Quarter ended April 30, 2005

                                Table of Contents


                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

   Item 1  Financial Statements                                               3

   Item 2  Management's Discussion and Analysis or Plan of Operation         16

   Item 3  Controls and Procedures                                           18


PART II - OTHER INFORMATION

   Item 1  Legal Proceedings                                                 19

   Item 2  Unregistered Sales of Equity Securities and Use of Proceeds       19

   Item 3  Defaults Upon Senior Securities                                   19

   Item 4  Submission of Matters to a Vote of Security Holders               19

   Item 5  Other Information                                                 19

   Item 6  Exhibits                                                          19

SIGNATURES                                                                   19

                                     PART I

ITEM 1 - FINANCIAL STATEMENTS

                KIK TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                             April 30, 2005 and 2004

                                   (UNAUDITED)

                                                                          April 30,             April 30,
                                                                            2005                  2004
                                                                         -----------           -----------
                                     ASSETS
CURRENT ASSETS
   Cash on hand and in bank                                              $    52,158           $    33,752
   Accounts receivable
   Trade, net of allowance for doubtful accounts
    of approximately $13,882 and $14,230, respectively                       235,864               488,571
   Other                                                                       8,544                 8,077
   Inventories                                                               252,673               315,367
   Prepaid expenses                                                               --                 2,452
                                                                         -----------           -----------
      TOTAL CURRENT ASSETS                                                   549,239               848,219
                                                                         -----------           -----------
PROPERTY AND EQUIPMENT - AT COST,
 NET OF ACCUMULATED DEPRECIATION                                             122,868               154,110
                                                                         -----------           -----------
OTHER ASSETS
   Funds held in trust by officer                                             53,400                53,400
   Refundable deposits                                                         4,800                 4,800
                                                                         -----------           -----------
      TOTAL OTHER ASSETS                                                      58,200                58,200
                                                                         -----------           -----------

TOTAL ASSETS                                                             $   730,307           $ 1,060,529
                                                                         ===========           ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
   Notes payable to investors                                            $    49,000           $    43,000
   Current maturity of capital lease payable                                   4,566                 4,185
   Accounts payable - trade                                                  457,481               380,130
   Other accrued expenses                                                     39,375                40,311
   Management fee payable to majority shareholder                            270,000               150,000
   Advances from majority shareholder                                         16,000                16,000
                                                                         -----------           -----------
      TOTAL CURRENT LIABILITIES                                              836,422               633,626
                                                                         -----------           -----------

LONG-TERM DEBT
   Notes payable to investors, net of current maturities                      19,000                27,000
   Capital lease payable, net of current maturities                            4,652                 8,911
                                                                         -----------           -----------
      TOTAL LIABILITIES                                                      860,074               669,537
                                                                         -----------           -----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
   Common stock - $0.001 par value
     100,000,000 shares authorized
     25,171,865 and 25,021,865 shares issued and outstanding                  25,172                25,022
   Additional paid-in capital                                              5,152,423             5,146,573
   Accumulated deficit                                                    (5,307,362)           (4,780,603)
                                                                         -----------           -----------
      TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                  (129,767)              390,992
                                                                         -----------           -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                     $   730,307           $ 1,060,529
                                                                         ===========           ===========

   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
              The accompanying notes are an integral part of these
                       consolidated financial statements.

                KIK TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARY
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                   Three months ended April 30, 2005 and 2004

                                   (UNAUDITED)

                                                          Three months           Three months
                                                            ended                  ended
                                                           April 30,              April 30,
                                                             2005                   2004
                                                         ------------           ------------
REVENUES - net of returns and allowances                 $    375,216           $    791,111
COST OF SALES                                                (374,639)              (683,469)
                                                         ------------           ------------

GROSS PROFIT                                                      577                107,642
                                                         ------------           ------------

OPERATING EXPENSES
   Selling, general and administrative expenses               146,873                161,945
                                                         ------------           ------------

LOSS FROM OPERATIONS                                         (146,296)               (54,303)

OTHER INCOME
   Interest and other income (expense) - net                   (1,848)                (1,798)
                                                         ------------           ------------

LOSS BEFORE PROVISION FOR INCOME TAXES                       (148,144)               (56,101)

PROVISION FOR INCOME TAXES                                         --                     --
                                                         ------------           ------------

NET LOSS                                                     (148,144)               (56,101)

OTHER COMPREHENSIVE INCOME                                         --                     --
                                                         ------------           ------------

COMPREHENSIVE LOSS                                       $   (148,144)          $    (56,101)
                                                         ============           ============
Net loss per weighted-average share
 of common stock outstanding, calculated
 on Net Loss - basic and fully diluted                   $      (0.01)                   nil
                                                         ============           ============
Weighted-average number of shares
 of common stock outstanding                               25,171,865             25,021,865
                                                         ============           ============

   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
              The accompanying notes are an integral part of these
                       consolidated financial statements.

                KIK TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Three months ended April 30, 2005 and 2004

                                   (UNAUDITED)

                                                  Three months      Three months
                                                     ended              ended
                                                   April 30,          April 30,
                                                     2005               2004
                                                   ---------          ---------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss for the period                         $(148,144)         $ (56,101)
   Adjustments to reconcile net loss to net cash
    provided by operating activities
     Depreciation and amortization                     7,325              9,476
   (Increase) Decrease in
     Accounts receivable - trade and other            68,779           (116,919)
     Inventory                                           761              7,696
     Prepaid expenses and other                          384                240
   Increase (Decrease) in
     Accounts payable                                 35,676             93,357
     Other accrued expenses                             (387)            (2,143)
     Accrued management fees to parent company        30,000             30,000
                                                   ---------          ---------
NET CASH USED IN OPERATING ACTIVITIES                 (5,606)           (34,394)
                                                   ---------          ---------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment                 (1,053)            (6,033)
                                                   ---------          ---------
NET CASH USED IN INVESTING ACTIVITIES                 (1,053)            (6,033)
                                                   ---------          ---------
CASH FLOWS FROM FINANCING ACTIVITIES
   Payments on notes payable to investors                 --             (5,000)
   Payments on long-term capital lease                (1,088)            (1,335)
                                                   ---------          ---------
NET CASH USED IN FINANCING ACTIVITIES                 (1,088)            (6,335)
                                                   ---------          ---------

INCREASE (DECREASE) IN CASH                           (7,747)           (46,762)
Cash at beginning of period                           59,905             80,514
                                                   ---------          ---------

CASH AT END OF PERIOD                              $  52,158          $  33,752
                                                   =========          =========
SUPPLEMENTAL DISCLOSURE OF
 INTEREST AND INCOME TAXES PAID
   Interest paid for the period                    $   4,618          $   4,618
                                                   =========          =========
   Income taxes paid for the period                $      --          $      --
                                                   =========          =========

SUPPLEMENTAL DISCLOSURE OF NON-CASH
   INVESTING AND FINANCING ACTIVITIES              $      --          $      --
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

During interim periods, the Company follows the accounting policies set forth in its annual audited financial statements filed with the U. S. Securities and Exchange Commission on its Annual Report on Form 10-KSB/A for the year ended January 31, 2005. The information presented within these interim financial statements may not include all disclosures required by generally accepted accounting principles and the users of financial information provided for interim periods should refer to the annual financial information and footnotes when reviewing the interim financial results presented herein.

                KIK TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARY

NOTE B - PREPARATION OF FINANCIAL STATEMENTS - CONTINUED

In the opinion of management, the accompanying interim financial statements, prepared in accordance with the U. S. Securities and Exchange Commission's
instructions   for  Form  10-QSB,   are   unaudited  and  contain  all  material
adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending January 31, 2006.

For segment reporting purposes, the Company operated in only one industry segment during the periods represented in the accompanying financial statements and makes all operating decisions and allocates resources based on the best benefit to the Company as a whole.

These financial statements reflect the books and records of KIK Technology International, Inc. (formerly Russian-Imports.com) (KTII) and KIK Technology, Inc. (KTI) as of and for the periods ended April 30, 2005 and 2004, respectively. All significant intercompany transactions have been eliminated in consolidation. The consolidated entities are referred to as Company.

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

     In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company follows the policy of evaluating all property and equipment as of the end of each reporting quarter. For each of the years ended January 31, 2004 and 2003 and during the quarter ended April 30, 2005, no charges to operations were made for impairments in the future benefit of property and equipment.

5. INCOME TAXES

     The Company uses the asset and liability method of accounting for income taxes. At April 30, 2005 and 2004, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

     As of April 30, 2005 and 2004, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved.

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

      As of April 30, 2005 and 2004, the Company's issued and outstanding, warrants, options and convertible debt are considered antidilutive due to the Company's net operating loss position.

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

NOTE E - CONCENTRATIONS OF CREDIT RISK

KTII and KTI maintain their respective cash accounts in financial institutions subject to insurance coverage issued by the Federal Deposit Insurance
Corporation (FDIC). Under FDIC rules, both KTII and KTI are entitled to aggregate coverage of $100,000 per account type per separate legal entity per financial institution. During the years ended January 31, 2005 and 2004 and for the period through April 30, 2005, respectively, KTTI and KTI, from time-to-time, had deposits in a financial institution with credit risk exposures in excess of statutory FDIC coverage. The Company has incurred no losses as a result of any of these unsecured situations.

                KIK TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARY

NOTE F - INVENTORIES

Inventories consist of the following at April 30, 2005 and 2004:

                                             April 30,             April 30,
                                               2005                  2004
                                             --------              --------

     Raw materials                           $ 31,898              $ 67,723
     Finished goods                           220,775               247,644
                                             --------              --------
     Total                                   $252,673              $315,367
                                             ========              ========

NOTE G - PROPERTY AND EQUIPMENT

Property and equipment consists of the following at April 30, 2005 and 2004:

                                       April 30,     April 30,
                                         2005          2004      Estimated life
                                       ---------     ---------   --------------

     Machinery and Equipment           $ 598,954     $ 593,914      7 years
     Office furniture and fixtures        25,441        25,441      5 years
     Leasehold improvements               14,180        14,180      2 years
     Vehicles                              9,279         9,279      5 years
                                       ---------     ---------
                                                       647,854      642,814
     Less accumulated depreciation      (524,986)     (488,704)
                                       ---------     ---------

     Net property and equipment        $ 122,868     $ 154,110
                                       =========     =========

Depreciation expense for the three month periods ended April 30, 2005 and 2004 was approximately $7,325 and $9,476, respectively.

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

Through April 30, 2005, the Company has paid  approximately  $7,000 in principal
and  $7,296  in  cumulative   accrued  interest  on  the  $50,000   restructured
convertible note.

                KIK TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARY

NOTE I - NOTES PAYABLE TO INVESTORS - CONTINUED

The $25,000 convertible note is in default and no demand for payment has been made to the Company. The Company continues to accrue interest on this convertible note in accordance with the original terms and conditions.

The aggregate maturities of the notes are as follows:

     Balance as of April 30, 2005                                 $ 68,000
     Less current portion                                          (49,000)
                                                                  --------
     Long-term portion                                            $ 19,000
                                                                  ========

NOTE J - CAPITAL LEASE PAYABLE

Capital lease payable as of April 30, 2005 and 2004 is as follows:

                                                          April 30,    April 30,
                                                            2005         2004
                                                          --------     --------
$21,080 capital lease payable to a finance corporation
 Interest at 8.60%.  Payable in monthly installments
 of approximately $432, including accrued interest
 Final maturity due in April 2007.  Collateralized by
 equipment                                                $  9,218     $ 13,096

     Less current maturities                                (4,566)      (4,185)
                                                          --------     --------

     Long-term portion                                    $  4,652     $  8,911
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
                                                                       =======

NOTE K - INCOME TAXES

The components of income tax (benefit) expense for the three months ended April 30, 2005 and 2004, respectively, are as follows:

                                              April 30,             April 30,
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

The Company's income tax expense for the three months ended April 30, 2005 and 2004, respectively, are as follows:

                                                      April 30,       April 30,
                                                        2004            2004
                                                      --------        --------

Statutory rate applied to loss before income taxes    $(50,400)       $(19,075)
Increase (decrease) in income taxes resulting from:
  State income taxes                                        --              --
  Other, including reserve for deferred tax asset       50,400          19,075
                                                      --------        --------

    Income tax expense                                $     --        $     --
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

NOTE L - COMMON STOCK TRANSACTIONS

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

                KIK TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARY

NOTE L - COMMON STOCK TRANSACTIONS - CONTINUED

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

NOTE M - RELATED PARTY TRANSACTIONS

During the three months ended April 30, 2005 and during each of the years ended January 31, 2005 and 2004, respectively, the Company accrued approximately $30,000, $120,000 and $120,000 in administrative service fees payable to KTTI, respectively.

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

These significant customer trends and anticipated to continue into future periods.

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

(2) RESULTS OF OPERATIONS, LIQUIDITY AND CAPITAL RESOURCES OR PLAN OF OPERATION

OVERVIEW

During the three months ended April 30, 2005 and 2004, respectively, the Company achieved revenues of approximately $375,000 and $791,000. These revenues were derived primarily from the sale of tire products. Net loss for the three months ended April 30, 2005 and 2004 was approximately $(148,000) and $(56,100), respectively. The net loss for each of these quarters includes a $30,000 charge for administrative services to the Company from KIK Tire Technologies Inc., the Company's publicly-owned Canadian majority shareholder. The net loss per share of common stock for the three months ended April 30, 2005 and 2004, respectively, was approximately $(0.01) and $0.00.

RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes.

THREE MONTHS ENDED APRIL 30, 2005 COMPARED TO THE THREE MONTHS ENDED APRIL 30, 2004

The Company posted net sales of approximately $375,000 for the three months ended April 30, 2005 as compared to net sales of approximately $791,000 for the three months ended April 30, 2004. During the quarter ended April 30, 2004, the Company discontinued it's relationship with a major customer, who was primarily a wholesale distributor of the Company's products. While the demand for the Company's product remains strong, in management's opinion, the Company is rapidly developing a sales channel directly with retail resellers of the Company's products to eliminate the "middleman" from the distribution channel. It is anticipated that the Company's sales will regain levels comparable or in excess of prior period comparable sales in future periods. It should be noted that the Company has begun to experience competition from foreign sources for comparable products and this may negatively impact revenues in the future.

The Company's cost of sales decreased by approximately $308,000 to approximately $375,000 for the three months ended April 30, 2005 as compared to approximately $683,000 for the three months ended April 30, 2004. The Company is consistently subjected to cost increases in raw material and ancillary supplies which are not readily passed through with product price increases due to foreign competition for sales of the Company's tire products. The Company experienced a gross profit margin of approximately 0.15% (approximately $600) for the first three months of Fiscal 2006 as compared to approximately 13.61% (approximately $108,000) for the first three months of Fiscal 2005.

General and administrative expenses decreased from approximately $162,000 for the three months ended April 30, 2004 to approximately $147,000 for the three months ended April 30, 2005. To the extent possible, management monitors and controls the variable expenditures related to the Company's administration. Included in these costs is a $10,000 per month administrative charge to KIK Tire Technologies Inc., the Company's publicly-owned Canadian majority shareholder.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash and cash equivalents of approximately $52,000, $59,900 and $33,800 at April 30, 2005, January 31, 2005 and April 30, 2004, respectively. The Company maintained business liquidity and capital resources during the year adequate to fund all capital and operating expense requirements. Operations were primarily funded from internally generated funds, line of credit borrowings, and capital raised via a private placement of securities in previous years.

For the three months ended April 30, 2005 and 2004, net cash provided by (used in) operating activities was approximately $(5,600) and $(34,000), respectively. Net cash provided by operating activities consists of cash received from sales of products to customers, less purchases of raw materials, payment of payroll and payment of other general operating expenses, including interest.

Cash used in investing activities was approximately $(1,100) and $(6,000) for each of the three months ended April 30, 2005 and 2004, respectively. These cash utilizations was due solely to the acquisition of equipment used in the manufacturing process.

The Company experienced cash used in financing activities of approximately $(1,100) and $(6,300) in the first three months of Fiscal 2006 and Fiscal 2005, respectively. All of these expenditures were related to the reduction in outstanding principal on the Company's $50,000 convertible note payable and the Company's equipment capital lease payable.

Management remains confident that sufficient cash will be generated internally to fund its operations for the next twelve months.

CRITICAL ACCOUNTING POLICIES

Financial Reporting Release No. 60, which was recently released by the Securities and Exchange Commission, requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Note C to the Consolidated Financial Statements includes a summary of the significant accounting policies and methods used in the preparation of the Company's Consolidated Financial Statements. The following is a brief discussion of the more significant accounting policies and methods used by the Company.

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

                                            KIK TECHNOLOGY INTERNATIONAL, INC.


Dated: June 10, 2005                        /s/ Kuldip C. Baid
       -------------                        ------------------------------------
                                                                  Kuldip C. Baid
                                            Chief Financial Officer and Director