Form 10QSB
period 2005-07-31
KIK TECHNOLOGY INTERNATIONAL INC
filed 2005-09-14
CIK 1109662

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

(Mark one)
[X] Quarterly Report Under Section 13 or 15(d) of The Securities Exchange
    Act of 1934

                  For the quarterly period ended July 31, 2005

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

--------------------------------------------------------------------------------
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: September 13, 2005: 25,171,865

Transitional Small Business Disclosure Format (check one): YES [ ] NO [X]

                       KIK TECHNOLOGY INTERNATIONAL, INC.

                 Form 10-QSB for the Quarter ended July 31, 2005

                                Table of Contents


                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

  Item 1 Financial Statements                                                 3

  Item 2 Management's Discussion and Analysis or Plan of Operation           17

  Item 3 Controls and Procedures                                             19


PART II - OTHER INFORMATION

  Item 1 Legal Proceedings                                                   20

  Item 2 Unregistered Sales of Equity Securities and Use of Proceeds         20

  Item 3 Defaults Upon Senior Securities                                     20

  Item 4 Submission of Matters to a Vote of Security Holders                 20

  Item 5 Other Information                                                   20

  Item 6 Exhibits                                                            20

SIGNATURES                                                                   20

                                     PART I

ITEM 1 - FINANCIAL STATEMENTS


                KIK TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                             July 31, 2005 and 2004

                                   (UNAUDITED)

                                                                           July 31,              July 31,
                                                                            2005                  2004
                                                                         -----------           -----------
                                     ASSETS
CURRENT ASSETS
   Cash on hand and in bank                                              $    27,723           $    33,247
   Accounts receivable
   Trade, net of allowance for doubtful accounts
    of approximately $13,686 and $14,230, respectively                       228,861               260,644
   Other                                                                       9,078                 8,632
   Inventories                                                               324,790               328,345
                                                                         -----------           -----------
      TOTAL CURRENT ASSETS                                                   590,452               630,868
                                                                         -----------           -----------
PROPERTY AND EQUIPMENT - AT COST,
 NET OF ACCUMULATED DEPRECIATION                                             116,030               145,201
                                                                         -----------           -----------
OTHER ASSETS
   Funds held in trust by officer                                             53,400                53,400
   Refundable deposits                                                         4,800                 4,800
                                                                         -----------           -----------
      TOTAL OTHER ASSETS                                                      58,200                58,200
                                                                         -----------           -----------

TOTAL ASSETS                                                             $   764,682           $   834,269
                                                                         ===========           ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
   Notes payable to investors                                            $    49,000           $    49,000
   Current maturity of capital lease payable                                   4,667                 4,308
   Accounts payable - trade                                                  459,591               263,868
   Other accrued expenses                                                     39,545                39,460
   Management fee payable to majority shareholder                            300,000               180,000
   Advances from majority shareholder                                         16,000                16,000
                                                                         -----------           -----------
      TOTAL CURRENT LIABILITIES                                              868,803               552,636
                                                                         -----------           -----------
LONG-TERM DEBT
   Notes payable to investors, net of current maturities                      19,000                19,000
   Capital lease payable                                                       3,439                 8,105
                                                                         -----------           -----------
      TOTAL LIABILITIES                                                      891,242               579,741
                                                                         -----------           -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
   Common stock - $0.001 par value
     100,000,000 shares authorized
     25,171,865 shares issued and outstanding                                 25,172                25,172
   Additional paid-in capital                                              5,152,423             5,152,423
   Accumulated deficit                                                    (5,304,155)           (4,923,067)
                                                                         -----------           -----------
      TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                  (126,560)              254,528
                                                                         -----------           -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                     $   764,682           $   834,269
                                                                         ===========           ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                KIK TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARY
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                Six and Three months ended July 31, 2005 and 2004

                                   (UNAUDITED)

                                                    Six months      Six months     Three months    Three months
                                                      ended           ended           ended           ended
                                                     July 31,        July 31,        July 31,        July 31,
                                                       2005            2004            2005            2004
                                                   -----------     -----------     -----------     -----------
REVENUES - net of returns and allowances           $   916,512     $ 1,302,831     $   541,296     $   929,571
COST OF SALES                                         (768,082)     (1,180,323)       (393,443)       (791,754)
                                                   -----------     -----------     -----------     -----------

GROSS PROFIT                                           148,430         122,508         147,853         137,817
                                                   -----------     -----------     -----------     -----------
OPERATING EXPENSES
  Selling, general and administrative expenses         290,162         317,447         143,289         177,897
                                                   -----------     -----------     -----------     -----------
      TOTAL OPERATING EXPENSES                         290,162         317,447         143,289         177,897
                                                   -----------     -----------     -----------     -----------

INCOME (LOSS) FROM OPERATIONS                         (141,732)       (194,939)          4,564         (40,080)

OTHER INCOME
   Interest and other income (expense) - net            (3,205)         (3,626)         (1,357)         (1,828)
                                                   -----------     -----------     -----------     -----------

INCOME (LOSS) BEFORE PROVISION FOR
 INCOME TAXES                                         (144,937)       (198,565)          3,207         (41,908)

PROVISION FOR INCOME TAXES                                  --              --              --              --
                                                   -----------     -----------     -----------     -----------

NET INCOME (LOSS)                                     (144,937)       (198,565)          3,207         (41,908)

OTHER COMPREHENSIVE INCOME                                  --              --              --              --
                                                   -----------     -----------     -----------     -----------

COMPREHENSIVE INCOME (LOSS)                        $  (144,937)    $  (198,565)    $     3,207     $   (41,908)
                                                   ===========     ===========     ===========     ===========

Net income (loss) per weighted-average share
 of common stock outstanding, calculated
 on Net Loss - basic and fully diluted             $     (0.01)    $     (0.01)            nil             nil
                                                   ===========     ===========     ===========     ===========
Weighted-average number of shares
 of common stock outstanding                        25,171,865      25,030,107      25,171,865      25,038,169
                                                   ===========     ===========     ===========     ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                KIK TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Six months ended July 31, 2005 and 2004

                                   (UNAUDITED)

                                                 Six months           Six months
                                                   ended                ended
                                                  July 31,             July 31,
                                                   2005                 2004
                                                 ---------            ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss) for the period               $(144,937)           $(198,565)
  Adjustments to reconcile net loss to net
   cash provided by operating activities
    Depreciation and amortization                   15,490               18,984
    Expenses paid with common stock                     --                6,000
  (Increase) Decrease in
    Accounts receivable - trade and other           75,248              110,474
    Inventory                                      (71,356)              (5,282)
    Prepaid expenses and other                         384                2,671
  Increase (Decrease) in
    Accounts payable                                37,786              (22,905)
    Other accrued expenses                            (217)              (2,994)
    Accrued management fees to parent company       60,000               60,000
                                                 ---------            ---------
NET CASH USED IN OPERATING ACTIVITIES              (27,602)             (31,617)
                                                 ---------            ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                (2,380)              (6,632)
                                                 ---------            ---------
NET CASH USED IN INVESTING ACTIVITIES               (2,380)              (6,632)
                                                 ---------            ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Payments on notes payable to investors                --               (7,000)
  Payments on long-term capital lease               (2,200)              (2,018)
                                                 ---------            ---------
NET CASH USED IN FINANCING ACTIVITIES               (2,200)              (9,018)
                                                 ---------            ---------

INCREASE (DECREASE) IN CASH                        (32,182)             (47,267)

Cash at beginning of period                         59,905               80,514
                                                 ---------            ---------

CASH AT END OF PERIOD                            $  27,723            $  33,247
                                                 =========            =========
SUPPLEMENTAL DISCLOSURE OF INTEREST AND
INCOME TAXES PAID
  Interest paid for the period                   $   2,277            $   6,204
                                                 =========            =========
  Income taxes paid for the period               $      --            $      --
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

     In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company follows the policy of evaluating all property and equipment as of the end of each reporting quarter. For each of the years ended January 31, 2004 and 2003 and during the quarter ended July 31, 2005, no charges to operations were made for impairments in the future benefit of property and equipment.

5. INCOME TAXES

     The Company uses the asset and liability method of accounting for income taxes. At July 31, 2005 and 2004, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

     As of July 31, 2005 and 2004, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved.

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

                KIK TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARY

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

7. EARNINGS (LOSS) PER SHARE - continued

     As of July 31, 2005 and 2004, the Company's issued and outstanding, warrants, options and convertible debt are considered antidilutive due to the Company's net operating loss position.

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

NOTE D - FAIR VALUE OF FINANCIAL INSTRUMENTS - CONTINUED

Financial risk is the risk that the Company's earnings are subject to fluctuations in interest rates or foreign exchange rates and are fully dependent upon the volatility of these rates. The company does not use derivative instruments to moderate its exposure to financial risk, if any.

NOTE E - CONCENTRATIONS OF CREDIT RISK

KTII and KTI maintain their respective cash accounts in financial institutions subject to insurance coverage issued by the Federal Deposit Insurance
Corporation (FDIC). Under FDIC rules, both KTII and KTI are entitled to aggregate coverage of $100,000 per account type per separate legal entity per financial institution. During the years ended January 31, 2005 and 2004 and for the period through July 31, 2005, respectively, KTTI and KTI, from time-to-time, had deposits in a financial institution with credit risk exposures in excess of statutory FDIC coverage. The Company has incurred no losses as a result of any of these unsecured situations.

NOTE F - INVENTORIES

Inventories consist of the following at July 31, 2005 and 2004:

                                              July 31,             July 31,
                                                2005                 2004
                                              --------             --------

     Raw materials                            $ 68,852             $ 46,262
     Finished goods                            255,938              282,083
                                              --------             --------
     Total                                    $324,790             $328,345
                                              ========             ========

NOTE G - PROPERTY AND EQUIPMENT

Property and equipment consists of the following at July 31, 2005 and 2004:

                                       July 31,       July 31,
                                        2005           2004      Estimated life
                                      ---------      ---------   --------------

     Machinery and Equipment          $ 600,121      $ 594,512     7 years
     Office furniture and fixtures       25,441         25,441     5 years
     Leasehold improvements              14,180         14,180     2 years
     Vehicles                             9,279          9,279     5 years
                                      ---------      ---------
                                                       649,021     643,412
     Less accumulated depreciation     (532,991)      (498,211)
                                      ---------      ---------

     Net property and equipment       $ 116,030      $ 145,201
                                      =========      =========

,Depreciation expense for the three month periods ended July 31, 2005 and 2004 was approximately $15,490 and $18,984, respectively.

                KIK TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARY

NOTE H - FUNDS HELD IN TRUST BY OFFICER

In May 2001, the Company advanced $53,400 to its President to hold in trust as a contingency fund for the sole use of the Company in the event of a unanticipated cash shortfall. The advance bears interest at 4.0% annually and is unsecured. The original documentation required repayment of the advance and accrued, but unpaid, interest in May 2003. As of July 31, 2005, with the approval of the Company's Board of Directors, the Company's President continues to maintain these funds as trustee on behalf of the Company.

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

The aggregate maturities of the notes are as follows:

     Balance as of July 31, 2005                                  $ 68,000
     Less current portion                                          (49,000)
                                                                  --------
     Long-term portion                                            $ 19,000
                                                                  ========


NOTE J - CAPITAL LEASE PAYABLE

Capital lease payable as of July 31, 2005 and 2004 is as follows:

                                                         July 31,      July 31,
                                                           2005          2004
                                                         --------      --------
$21,080 capital lease payable to a finance corporation
 Interest at 8.60%.  Payable in monthly installments
 of approximately $432, including accrued interest
 Final maturity due in April 2007.  Collateralized by
 equipment                                               $  8,106      $ 12,413

     Less current maturities                               (4,667)       (4,308)
                                                         --------      --------

     Long-term portion                                   $  3,439      $  8,105
                                                         ========      ========

                KIK TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARY

NOTE J - CAPITAL LEASE PAYABLE - CONTINUED

Future annual maturities of long-term capital leases payable, as of January 31, 2005, for each of the following years ending January 31 are as follows:

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
                                                                   =======

NOTE K - INCOME TAXES

The components of income tax (benefit) expense for the six months ended July 31, 2005 and 2004, respectively, are as follows:

                                              July 31,              July 31,
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

The Company's income tax expense for the six months ended July 31, 2005 and 2004, respectively, are as follows:

                                                       July 31,         July 31,
                                                        2005             2004
                                                      --------         --------
Statutory rate applied to loss before income taxes    $(49,300)        $(67,500)
Increase (decrease) in income taxes resulting from:
 State income taxes                                         --               --
 Other, including reserve for deferred tax asset        49,300           67,500
                                                      --------         --------

      Income tax expense                              $     --         $     --
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

NOTE M - RELATED PARTY TRANSACTIONS

During the six months ended July 31, 2005 and during each of the years ended January 31, 2005 and 2004, respectively, the Company accrued approximately $60,000, $120,000 and $120,000 in administrative service fees payable to KTTI, respectively.

                (Remainder of this page left blank intentionally)

                KIK TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARY

NOTE O - COMMITMENTS AND CONTINGENCIES

LEASED FACILITIES

The Company leases its facilities under a non-cancellable operating lease, which expires on May 31, 2008. The lease requires monthly payments as follows: $8,987 for the period from June 1, 2005 through May 31, 2006; $9,343 for the period from June 1, 2006 through May 31, 2007; and $9,717 for the period from June 1, 2007 through May 31, 2008. Rent expenses incurred under this lease was approximately $106,428 and $102,340 for each of the years ended January 31, 2005 and 2004, respectively.

Future amounts due under this agreement are as follows:

                                              Year ending
                                              January 31,          Amount
                                              -----------          ------
                                                 2006             $107,808
                                                 2007              110,680
                                                 2008              105,391
                                                 2009               48,585
                                                                  --------

                                                Totals            $372,464
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

These significant customer trends are anticipated to continue into future periods.


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

(2) RESULTS OF OPERATIONS, LIQUIDITY AND CAPITAL RESOURCES OR PLAN OF OPERATION

OVERVIEW

During the three months ended July 31, 2005 and 2004, respectively, the Company achieved revenues of approximately $916,000 and $1,303,000. These revenues were derived primarily from the sale of tire products. Net loss for the six months ended July 31, 2005 and 2004 was approximately $(145,000) and $(198,500), respectively. The net loss for each of these quarters includes a $60,000 charge for administrative services to the Company from KIK Tire Technologies Inc., the Company's publicly-owned Canadian majority shareholder. The net loss per share of common stock for the six months ended July 31, 2005 and 2004, respectively, was approximately $(0.01) and $(0.01).

RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes.

SIX MONTHS ENDED JULY 31, 2005 COMPARED TO THE SIX MONTHS ENDED JULY 31, 2004

The Company posted net sales of approximately $916,500 for the six months ended July 31, 2005 as compared to net sales of approximately $1,303,000 for the six months ended July 31, 2004. During the quarter ended April 30, 2005, the Company discontinued it's relationship with a major customer, who was primarily a wholesale distributor of the Company's products. While the demand for the Company's product remains strong, in management's opinion, the Company is rapidly developing a sales channel directly with retail resellers of the Company's products to eliminate the "middleman" from the distribution channel. It is anticipated that the Company's sales will regain levels comparable or in excess of prior period comparable sales in future periods. It should be noted that the Company has begun to experience competition from foreign sources for comparable products and this may negatively impact revenues in the future.

The Company's cost of sales decreased by approximately $412,000 to approximately $768,000 for the six months ended July 31, 2005 as compared to approximately $1,180,000 for the six months ended July 31, 2004. The Company is consistently subjected to cost increases in raw material and ancillary supplies which are not readily passed through with product price increases due to foreign competition for sales of the Company's tire products. The Company experienced a gross profit margin of approximately 16.20% (approximately $148,000) for the first six months of Fiscal 2006 as compared to approximately 9.40% (approximately $122,500) for the first six months of Fiscal 2005.

General and administrative expenses decreased from approximately $317,000 for the six months ended July 31, 2004 to approximately $290,000 for the six months ended July 31, 2005. To the extent possible, management monitors and controls the variable expenditures related to the Company's administration. Included in these costs is a $10,000 per month administrative charge to KIK Tire Technologies Inc., the Company's publicly-owned Canadian majority shareholder.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash and cash equivalents of approximately $28,000, $59,900 and $33,000 at July 31, 2005, January 31, 2005 and July 31, 2004, respectively. The Company maintained business liquidity and capital resources during the year adequate to fund all capital and operating expense requirements. Operations were primarily funded from internally generated funds, line of credit borrowings, and capital raised via a private placement of securities in previous years.

For the six months ended July 31, 2005 and 2004, net cash provided by (used in) operating activities was approximately $(27,600) and $(31,600), respectively. Net cash provided by operating activities consists of cash received from sales of products to customers, less purchases of raw materials, payment of payroll and payment of other general operating expenses, including interest.

Cash used in investing activities was approximately $(2,400) and $(6,600) for each of the six months ended July 31, 2005 and 2004, respectively. These cash utilizations was due solely to the acquisition of equipment used in the manufacturing process.

The Company experienced cash used in financing activities of approximately $(2,200) and $(9,000) in the first six months of Fiscal 2006 and Fiscal 2005, respectively. All of these expenditures were related to the reduction in outstanding principal on the Company's $50,000 convertible note payable and the Company's equipment capital lease payable.

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

                                             KIK TECHNOLOGY INTERNATIONAL, INC.


Dated: September 13, 2005                    /s/ Kuldip C. Baid
       ------------------                    -----------------------------------
                                                                  Kuldip C. Baid
                                                         Chief Financial Officer
                                                                    and Director