Form 10QSB
period 2005-10-31
KIK TECHNOLOGY INTERNATIONAL INC
filed 2005-12-14
CIK 1109662

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

--------------------------------------------------------------------------------
(Mark one)

[X] Quarterly Report Under Section 13 or 15(d) of The Securities Exchange
    Act of 1934

    For the quarterly period ended October 31, 2005

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

--------------------------------------------------------------------------------
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: December 13, 2005: 25,171,865

Transitional Small Business Disclosure Format (check one): YES [ ] NO [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [ ] NO [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): YES [ ] NO [X]

                       KIK TECHNOLOGY INTERNATIONAL, INC.

               Form 10-QSB for the Quarter ended October 31, 2005

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

                                     PART I

ITEM 1 - FINANCIAL STATEMENTS

                KIK TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                            October 31, 2005 and 2004

                                   (UNAUDITED)

                                                                          October 31,           October 31,
                                                                             2005                  2004
                                                                         -----------           -----------
                                     ASSETS
CURRENT ASSETS
   Cash on hand and in bank                                              $    38,880           $    63,104
   Accounts receivable
     Trade, net of allowance for doubtful accounts
     of approximately $13,686 and $14,230, respectively                      174,615               293,798
     Other                                                                     9,612                 9,145
   Inventories                                                               208,903               365,330
   Prepaid expenses                                                            1,409                   831
                                                                         -----------           -----------
     TOTAL CURRENT ASSETS                                                    433,419               732,208
                                                                         -----------           -----------

PROPERTY AND EQUIPMENT - AT COST,
 NET OF ACCUMULATED DEPRECIATION                                             109,605               137,893
                                                                         -----------           -----------

OTHER ASSETS
   Funds held in trust by officer                                             53,400                53,400
   Refundable deposits                                                         4,800                 4,800
                                                                         -----------           -----------
   TOTAL OTHER ASSETS                                                         58,200                58,200
                                                                         -----------           -----------

TOTAL ASSETS                                                             $   601,224           $   928,301
                                                                         ===========           ===========
                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
   Notes payable to investors                                            $    49,000           $    49,000
   Current maturity of capital lease payable                                   4,388                 4,403
   Accounts payable - trade                                                  373,161               358,209
   Other accrued expenses                                                     39,646                42,458
   Management fee payable to majority shareholder                            330,000               210,000
   Advances from majority shareholder                                         16,000                16,000
                                                                         -----------           -----------
     TOTAL CURRENT LIABILITIES                                               812,195               680,070
                                                                         -----------           -----------
LONG-TERM DEBT
   Notes payable to investors, net of current maturities                      19,000                19,000
   Capital lease payable                                                       2,580                 6,968
                                                                         -----------           -----------
     TOTAL LIABILITIES                                                       833,775               706,038
                                                                         -----------           -----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
   Common stock - $0.001 par value
     100,000,000 shares authorized
     25,171,865 shares issued and outstanding                                 25,172                25,172
   Additional paid-in capital                                              5,152,423             5,152,423
   Accumulated deficit                                                    (5,410,146)           (4,955,332)
                                                                         -----------           -----------
     TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                   (232,551)              222,263
                                                                         -----------           -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                     $   601,224           $   928,301
                                                                         ===========           ===========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                KIK TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARY
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
              Nine and Three months ended October 31, 2005 and 2004
                                   (UNAUDITED)

                                                  Nine months        Nine months        Three months       Three months
                                                     ended              ended              ended              ended
                                                   October 31,        October 31,        October 31,        October 31,
                                                      2005               2004               2005               2004
                                                  ------------       ------------       ------------       ------------
REVENUES - net of returns and allowances          $  1,477,361       $  2,007,300       $    560,849       $    704,469
COST OF SALES                                       (1,288,443)        (1,765,599)          (520,361)          (585,276)
                                                  ------------       ------------       ------------       ------------

GROSS PROFIT                                           188,918            241,701             40,488            119,193
                                                  ------------       ------------       ------------       ------------

OPERATING EXPENSES
   Selling, general and
     administrative expenses                           435,234            467,482            145,072            150,035
                                                  ------------       ------------       ------------       ------------
     TOTAL OPERATING EXPENSES                          435,234            467,482            145,072            150,035
                                                  ------------       ------------       ------------       ------------

INCOME (LOSS) FROM OPERATIONS                         (246,316)          (225,781)          (104,584)           (30,842)

OTHER INCOME
   Interest and other
     income (expense) - net                             (4,612)            (5,049)            (1,407)            (1,423)
                                                  ------------       ------------       ------------       ------------

INCOME (LOSS) BEFORE
   PROVISION FOR INCOME TAXES                         (250,928)          (230,830)          (105,991)           (32,265)

PROVISION FOR INCOME TAXES                                  --                 --                 --                 --
                                                  ------------       ------------       ------------       ------------

NET INCOME (LOSS)                                     (250,928)          (230,830)          (105,991)           (32,265)

OTHER COMPREHENSIVE INCOME                                  --                 --                 --                 --
                                                  ------------       ------------       ------------       ------------

COMPREHENSIVE INCOME (LOSS)                       $   (250,928)      $   (230,830)      $   (105,991)      $    (32,265)
                                                  ============       ============       ============       ============
Net income (loss) per weighted-average share
 of common stock outstanding, calculated
 on Net Loss - basic and fully diluted            $      (0.01)      $      (0.01)               nil                nil
                                                  ============       ============       ============       ============
Weighted-average number of shares
 of common stock outstanding                        25,171,865         25,077,704         25,171,865         25,171,865
                                                  ============       ============       ============       ============

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                KIK TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Nine months ended October 31, 2005 and 2004

                                   (UNAUDITED)

                                                                Nine months       Nine months
                                                                  ended             ended
                                                                October 31,       October 31,
                                                                   2005              2004
                                                                 ---------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss) for the period                              $(250,928)        $(230,830)
   Adjustments to reconcile net loss to net cash
    provided by operating activities
      Depreciation and amortization                                 22,961            28,575
      Expenses paid with common stock                                   --             6,000
   (Increase) Decrease in
      Accounts receivable - trade and other                        128,960            76,786
      Inventory                                                     44,531           (42,267)
      Prepaid expenses and other                                    (1,025)            1,861
   Increase (Decrease) in
      Accounts payable                                             (48,644)           71,436
      Other accrued expenses                                          (116)                4
      Accrued management fees to parent company                     90,000            90,000
                                                                 ---------         ---------
NET CASH USED IN OPERATING ACTIVITIES                              (14,261)            1,565
                                                                 ---------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment                               (3,426)           (8,915)
                                                                 ---------         ---------
NET CASH USED IN INVESTING ACTIVITIES                               (3,426)           (8,915)
                                                                 ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES
   Payments on notes payable to investors                               --            (7,000)
   Payments on long-term capital lease                              (3,338)           (3,060)
                                                                 ---------         ---------
NET CASH USED IN FINANCING ACTIVITIES                               (3,338)          (10,060)
                                                                 ---------         ---------

INCREASE (DECREASE) IN CASH                                        (21,025)          (17,410)

Cash at beginning of period                                         59,905            80,514
                                                                 ---------         ---------

CASH AT END OF PERIOD                                            $  38,880         $  63,104
                                                                 =========         =========

SUPPLEMENTAL DISCLOSURE OF INTEREST AND INCOME TAXES PAID
   Interest paid for the period                                  $   3,378         $   7,400
                                                                 =========         =========
   Income taxes paid for the period                              $      --         $      --
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

These financial statements reflect the books and records of KIK Technology International, Inc. (formerly Russian-Imports.com) (KTII) and KIK Technology, Inc. (KTI) as of and for the periods ended October 31, 2005 and 2004, respectively. All significant intercompany transactions have been eliminated in consolidation. The consolidated entities are referred to as Company.

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

   In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company follows the policy of evaluating all property and equipment as of the end of each reporting quarter. For each of the years ended January 31, 2005 and 2004 and during the period ended October 31, 2005, no charges to operations were made for impairments in the future benefit of property and equipment.

5. Income Taxes

   The Company uses the asset and liability method of accounting for income taxes. At October 31, 2005 and 2004, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

   As of October 31, 2005 and 2004, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved.

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

                KIK TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARY

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

7. Earnings (loss) per share - continued

   As of October 31, 2005 and 2004, the Company's issued and outstanding, warrants, options and convertible debt are considered antidilutive due to the Company's net operating loss position.

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

9. New and Pending Accounting Pronouncements

   In December 2003, the Financial Accounting Standards Board issued FASB Interpretation Number 46-R "Consolidation of Variable Interest Entities." FIN 46-R, which modifies certain provisions and effective dates of FIN 46, sets for the criteria to be used in determining whether an investment is a variable interest entity should be consolidated. These provisions are based on the general premise that if a company controls another entity through interests other than voting interests, that company should consolidate the controlled entity. The Company's management believes that it does not have any material arrangements that meet the definition of a variable interest entity which would require consolidation.

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

   In December 2004, the FASB issued SFAS 123(R), "Share-Based Payment." SFAS 123(R) amends SFAS 123, "Accounting for Stock-Based Compensation," and APB Opinion 25, "Accounting for Stock Issued to Employees." SFAS 123(R)requires that the cost of share-based payment transactions (including those with employees and non-employees) be recognized in the financial statements. SFAS 123(R) applies to all share-based payment transactions in which an entity acquires goods or services by issuing (or offering to issue) its shares, share options, or other equity instruments (except for those held by an ESOP) or by incurring liabilities (1) in amounts based (even in part) on the price of the entity's shares or other equity instruments, or (2) that require (or may require) settlement by the issuance of an entity's shares or other equity instruments. This statement is effective (1) for public companies qualifying as SEC small business issuers, as of the first interim period or fiscal year beginning after December 15, 2005, or (2) for all other public companies, as of the first interim period or fiscal year beginning after June 15, 2005, or
   (3) for all nonpublic entities, as of the first fiscal year beginning after December 15, 2005. Management anticipates no significant impact to the Company's financial statements upon the adoption of SFAS No. 123(R).

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

NOTE E - CONCENTRATIONS OF CREDIT RISK

KTII and KTI maintain their respective cash accounts in financial institutions subject to insurance coverage issued by the Federal Deposit Insurance
Corporation (FDIC). Under FDIC rules, both KTII and KTI are entitled to aggregate coverage of $100,000 per account type per separate legal entity per financial institution. During the years ended January 31, 2005 and 2004 and for the period through October 31, 2005, respectively, KTTI and KTI, from time-to-time, had deposits in a financial institution with credit risk exposures in excess of statutory FDIC coverage. The Company has incurred no losses as a result of any of these unsecured situations.

NOTE F - INVENTORIES

Inventories consist of the following at October 31, 2005 and 2004:

                                             October 31,          October 31,
                                                2005                 2004
                                              --------             --------

     Raw materials                            $ 38,218             $ 61,038
     Finished goods                            170,685              304,292
                                              --------             --------
     Total                                    $208,903             $365,330
                                              ========             ========

NOTE G - PROPERTY AND EQUIPMENT

Property and equipment consists of the following at October 31, 2005 and 2004:

                                     October 31,    October 31,
                                        2005           2004       Estimated life
                                      ---------      ---------    --------------

     Machinery and Equipment          $ 601,166      $ 596,796        7 years
     Office furniture and fixtures       25,441         25,441        5 years
     Leasehold improvements              14,180         14,180        2 years
     Vehicles                             9,279          9,279        5 years
                                      ---------      ---------
                                        650,066        645,696
     Less accumulated depreciation     (540,461)      (507,803)
                                      ---------      ---------
     Net property and equipment       $ 109,605      $ 137,893
                                      =========      =========

Depreciation expense for each of the nine month periods ended October 31, 2005 and 2004 was approximately $22,961 and $28,575, respectively.

                KIK TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARY

NOTE H - FUNDS HELD IN TRUST BY OFFICER

In May 2001, the Company advanced $53,400 to its President to hold in trust as a contingency fund for the sole use of the Company in the event of a unanticipated cash shortfall. The advance bears interest at 4.0% annually and is unsecured. The original documentation required repayment of the advance and accrued, but unpaid, interest in May 2003. As of October 31, 2005, with the approval of the Company's Board of Directors, the Company's President continues to maintain these funds as trustee on behalf of the Company.

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

The notes matured on November 12, 2003 ($50,000) and December 26, 2003 ($25,000), respectively.

On February 16, 2004, the Company restructured the $50,000 convertible note. Under the restructured terms, the Company paid all accrued interest and a $3,000 principal reduction on March 16, 2004, as of February 16, 2004. The Company is obligated to pay $2,000 per month, plus accrued interest, for the period from March 16, 2004 through August 16, 2004 and $1,000 per month, plus accrued interest, on the 16th of each month thereafter until all outstanding amounts are paid in full. The restructured note bears interest at 10.0% per annum. The Company has been delinquent in making the required principal reductions since May 2004; however, is current in making the required monthly payments of accrued interest.

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

Through October 31, 2005, the Company has paid approximately $7,000 in cumulative principal and approximately $10,438 in cumulative accrued interest on the $50,000 restructured convertible note since the restructuring date.

The $25,000 convertible note is in default and no demand for payment has been made to the Company. The Company continues to accrue interest on this convertible note in accordance with the original terms and conditions.

The aggregate maturities of the notes are as follows:

     Balance as of October 31, 2005                               $ 68,000
     Less current portion                                          (49,000)
                                                                  --------
     Long-term portion                                            $ 19,000
                                                                  ========


NOTE J - CAPITAL LEASE PAYABLE

Capital lease payable as of October 31, 2005 and 2004 is as follows:

                                                       October 31,   October 31,
                                                          2005          2004
                                                        --------      --------
$21,080 capital lease payable to a finance corporation
 Interest at 8.60%.  Payable in monthly installments
 of approximately $432, including accrued interest
 Final maturity due in April 2007.  Collateralized by
 equipment                                              $  6,968      $ 11,371

   Less current maturities                                (4,388)       (4,403)
                                                        --------      --------
   Long-term portion                                    $  2,580      $  6,968
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
                                                                   =======

NOTE K - INCOME TAXES

The components of income tax (benefit) expense for the nine months ended October 31, 2005 and 2004, respectively, are as follows:

                                            October 31,           October 31,
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

The Company's income tax expense for the nine months ended October 31, 2005 and 2004, respectively, are as follows:

                                                       October 31,   October 31,
                                                          2005          2004
                                                        --------      --------

Statutory rate applied to loss before income taxes      $(85,300)     $(78,500)
Increase (decrease) in income taxes resulting from:
  State income taxes                                          --            --
  Other, including reserve for deferred tax asset         85,300        78,500
                                                        --------      --------
    Income tax expense                                  $     --      $     --
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

NOTE M - RELATED PARTY TRANSACTIONS

During the nine months ended October 31, 2005 and during each of the years ended January 31, 2005 and 2004, respectively, the Company accrued approximately $90,000, $120,000 and $120,000 in administrative service fees payable to KTTI, respectively.

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

During the quarter ended April 30, 2005, the Company discontinued it's relationship with a major customer, who was primarily a wholesale distributor of the Company's products. The Company is developing a direct sales channel with retail resellers of the Company's products. The existence of "major" customers may change in future periods.

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

(2) RESULTS OF OPERATIONS, LIQUIDITY AND CAPITAL RESOURCES OR PLAN OF OPERATION

OVERVIEW

During the nine months ended October 31, 2005 and 2004, respectively, the Company recognized net revenues of approximately $1,477,000 and $2,007,000, respectively. These revenues were derived primarily from the sale of the Company's urethane based tire products. Net loss for the nine months ended October 31, 2005 and 2004 was approximately $(251,000) and $(231,000), respectively. The net loss for each of these nine month periods includes a $90,000 charge for administrative services to the Company from KIK Tire Technologies Inc., the Company's publicly-owned Canadian majority shareholder. The net loss per share of common stock for the nine months ended October 31, 2005 and 2004, respectively, was approximately $(0.01) and $(0.01).

RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes.

NINE MONTHS ENDED OCTOBER 31, 2005 COMPARED TO THE NINE MONTHS ENDED OCTOBER 31, 2004

The Company posted net sales of approximately $1,477,000 for the nine months ended October 31, 2005 as compared to net sales of approximately $2,007,000 for the nine months ended October 31, 2004. During the quarter ended April 30, 2005, the Company discontinued it's relationship with a major customer, who was primarily a wholesale distributor of the Company's products. While the demand for the Company's product remains strong, in management's opinion, the Company is rapidly developing a sales channel directly with retail resellers of the Company's products to eliminate the "middleman" from the distribution channel. It is anticipated that the Company's sales will regain levels comparable or in excess of prior period comparable sales in future periods. The Company has begun to experience competition from foreign sources for comparable products and this has negatively impact revenues in the current reporting period and will do so in future periods. .

The Company's cost of sales decreased by approximately $478,000 to approximately $1,288,000 for the nine months ended October 31, 2005 as compared to approximately $1,766,000 for the nine months ended October 31, 2004. The urethane compounds used in the manufacture of the Company's tire products is derived from hydrocarbon processing and, therefore, is directly related to crude oil. Accordingly, the Company's raw material costs are directly related to price and demand fluctuations in global crude oil supplies. The Company has been and continues to be consistently subjected to cost increases in raw material and ancillary supplies which are not readily passed through with product price increases due to domestic market conditions and foreign competition for sales of the Company's tire products. The Company experienced a gross profit margin of approximately 12.79% (approximately $189,000) for the first nine months of Fiscal 2006 as compared to approximately 12.04% (approximately $242,000) for the first nine months of Fiscal 2005.

General and administrative expenses decreased from approximately $467,000 for the nine months ended October 31, 2004 to approximately $435,000 for the nine months ended October 31, 2005. To the extent possible, management monitors and controls the variable expenditures related to the Company's administration; however, given increases in energy costs which are an integral component of all goods and services used by the Company in it's operations, the availability of cost controls as a budget monitoring and profit control mechanism is diminishing. Included in the Company's general and administrative costs is a $10,000 per month administrative charge to KIK Tire Technologies Inc., the Company's publicly-owned Canadian majority shareholder.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash and cash equivalents of approximately $39,000, $59,900 and $63,000 at October 31, 2005, January 31, 2005 and October 31, 2004,
respectively. The Company maintained business liquidity and capital resources during the year adequate to fund all capital and operating expense requirements. Operations for Fiscal 2005 and 2004 have principally been funded from internally generated funds. Management is of the opinion that line of credit borrowings and capital raised via private placement(s) of securities may be available to the Company should the need arise in future periods.

For the nine months ended October 31, 2005 and 2004, net cash provided by (used in) operating activities was approximately $(14,000) and $1,600, respectively. Net cash provided by (used in) operating activities consists of cash received from sales of products to customers, less purchases of raw materials, payment of payroll and payment of other general operating expenses, including interest.

Cash used in investing activities was approximately $(3,400) and $(8,900) for each of the nine months ended October 31, 2005 and 2004, respectively. These cash utilizations was due solely to the acquisition of equipment used in the manufacturing process.

The Company experienced cash used in financing activities of approximately $(3,300) and $(10,000) in the first nine months of Fiscal 2006 and Fiscal 2005, respectively. All of these expenditures were related to the reduction in outstanding principal on the Company's $50,000 convertible note payable and the Company's equipment capital lease payable.

Management remains confident that sufficient cash will be generated internally to fund its operations for the next twelve months.

CRITICAL ACCOUNTING POLICIES

Financial  Reporting  Release  No. 60,  issued by the  Securities  and  Exchange
Commission, requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Note C to the Consolidated Financial Statements includes a summary of the significant accounting policies and methods used in the preparation of the Company's Consolidated Financial Statements. The following is a brief discussion of the more significant accounting policies and methods used by the Company.

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

                                              KIK TECHNOLOGY INTERNATIONAL, INC.


Dated: December 13, 2005                                      /s/ Kuldip C. Baid
       -----------------                      ----------------------------------
                                                                  Kuldip C. Baid
                                                         Chief Financial Officer
                                                                    and Director