Form 10KSB/A
period 2005-01-31
KIK TECHNOLOGY INTERNATIONAL INC
filed 2006-03-06
CIK 1109662

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

As of February 22, 2006, there were 25,171,865 shares of Common Stock issued and outstanding.

Transitional Small Business Disclosure Format: Yes [ ] No [X]

                       KIK TECHNOLOGY INTERNATIONAL, INC.

                                INDEX TO CONTENTS

                                                                     Page Number
                                                                     -----------
PART I

Item 1   Description of Business                                            3
Item 2   Description of Property                                            6
Item 3   Legal Proceedings                                                  7
Item 4   Submission of Matters to a Vote of Security Holders                7

PART II

Item 5   Market for Company's Equity and Related Stockholder Matters        7
Item 6   Management's Discussion and Analysis or Plan of Operation          9
Item 7   Financial Statements                                              12
Item 8   Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosures                          12
Item 8A  Controls and Procedures                                           12

PART III

Item 9   Directors, Executive Officers, Promoters and Control Persons;
          Compliance with Section 16(a) of the Exchange Act                12
Item 10  Executive Compensation                                            13
Item 11  Security Ownership of Certain Beneficial Owners and Management
          and Related Stockholder Matters                                  13
Item 12  Certain Relationships and Related Transactions                    14
Item 13  Exhibits and Reports on 8-K                                       14
Item 14  Principal Accountant Fees and Services                            15

SIGNATURES                                                                 16

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

The Company's management remains of the opinion that consumer demand for the Company's flat free tires will remain strong and, potentially, increase in the next operating year. The Company's products continue to have strong demand at the consumer level and, although, the Company's raw feedstocks are petrochemical based, that the Company will be able to meet product demands and generate sufficient cash from regular product sales to support the Company's operations for the next twelve months. In the event that daily normal sales activities do not generate sufficient cash, management is of the opinion that alternative sources of working capital exist either from existing shareholders making a capital infusion or from new third party sources, including receivable financing or secured bank lines of credit.

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

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 8A - CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures

     Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of January 31, 2005. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to our Company required to be included in our reports filed or submitted under the Exchange Act.

(b)  Changes in Internal Controls

     There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the fourth quarter of fiscal 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

                                                                  % of Class
     Name and address                   Number of Shares      Beneficially Owned
     ----------------                   ----------------      ------------------
KIK Tire Technologies Inc. (1)            16,700,000                66.34%
Donald P. Dean                               250,000                 0.99%
William M. Knooihuizen                       250,000                 0.99%
Kuldip C. Baid                               250,000                 0.99%
All officers and directors
 as a group (1)                           17,450,000                69.32%

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

ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

    2.1   Acquisition agreement (3)
    3.1   Articles of Incorporation (1)
    3.2   Amendment to Articles of Incorporation (1)
    3.4   By-Laws (1)
    4.1   Form of Common Stock Certificate (2)
    4.2   Subscription Agreement of Rene Dervaes (3)
    5.1   Opinion of Kenneth G. Eade, Attorney at Law (including consent) (2)
    6.1   Specimen of Stock Certificate (2)
    10.1  Employee/Consultant Stock Compensation Plan (4)
    14.1  Code of Ethics
    21.1  Subsidiaries of the Registrant
    23.1  Consent of Independent Accountant (2)
    23.2  Consent of Kenneth G. Eade (filed as part of Exhibit 5.1) (2)
    31.1 Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002 - Chief Executive Officer
    31.2 Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002 - Chief Financial Officer
    32.1  Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002
    98.1  Subscription Agreement of Rene Dervaes (3)

----------
(1) Incorporated herein by reference to the Company's Registration Statement on Form 10-SB filed with the SEC on April 30, 2000.
(2) Incorporated herein by reference to the Company's Registration Statement on Form SB-2 filed with the SEC on April 4, 2000.
(3) Incorporated herein by reference to the Company's 8-K current report filed with the SEC on December 18, 2000.
(4) Incorporated herein by reference to the Company's Registration Statement on Form S-8 filed with the SEC on December 29, 2000.

REPORTS ON FORM 8-K

None

                (Remainder of this page left blank intentionally)

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

                (Remainder of this page left blank intentionally)


                            (Signature page follows)

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              KIK TECHNOLOGY INTERNATIONAL, INC.

Dated: February 22, 2006                      /s/ Kuldip C. Baid
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


Dated: February 22, 2006                  by  /s/ Donald P. Dean
       -----------------                      ----------------------------------
                                                                  Donald P. Dean
                                                          Chairman and Secretary


Dated: February 22, 2006                      /s/ William M. Knooihuizen
       -----------------                      ----------------------------------
                                                          William M. Knooihuizen
                                                          President and Director


Dated: February 22, 2006                      /s/ Kuldip C. Baid
       -----------------                      ----------------------------------
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

   Notes to Consolidated Financial Statements                               F-7

                        LETTERHEAD OF S, W, HATFIELD, CPA

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors and Stockholders
KIK Technology International, Inc.

We have audited the accompanying consolidated balance sheet of KIK Technology International, Inc. and Subsidiary (California corporations) as of January 31, 2005 and 2004 and the related consolidated statements of operations and comprehensive loss, changes in stockholders' equity and cash flows for each of the years ended January 31, 2005 and 2004, respectively. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

The consolidated financial statements referred to above, in our opinion, present fairly, in all material respects, the consolidated financial position of KIK Technology International, Inc. and Subsidiary as of January 31, 2005 and 2004 and the results of their consolidated operations and cash flows for each of the years ended January 31, 2005 and 2004, respectively, in conformity with accounting principles generally accepted in the United States of America.


                                              /s/ S. W. HATFIELD, CPA
                                              -----------------------
Dallas, Texas
April 14, 2005

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
                                                                 ========           ========

Future maturities of long-term capital leases payable are:

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