Form 10KSB
period 2006-01-31
KIK TECHNOLOGY INTERNATIONAL INC
filed 2006-05-02
CIK 1109662

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-KSB

(Mark one)
[X] Annual Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

    For the fiscal year ended January 31, 2006

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

The issuer's revenues for the fiscal year ended January 31, 2006 were $1,947,069.

The aggregate market value of the voting common equity held by non-affiliates as of May 1, 2006 was approximately $154,438 based upon 25,171,865 shares outstanding of which 7,721,865 are held by non-affiliates and a share price of $0.02. No non-voting common equity is outstanding.

As of May 1, 2006, there were 25,171,865 shares of Common Stock issued and outstanding.

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

Revenues are generated through direct sales to the medical market segment (primarily wheelchair tires), through a network of third party marketing distributors and, in recent periods, through nominal direct sales to dealers. KIK continues to develop the implementation of other marketing strategies, directly and through carefully selected new strategic partners as the necessary funds are available. The manufacturing infrastructure sufficient to meet projected demand through the next few years is in place.

The Company has generated revenues for the preceding years as follows:

         Year ended January 31, 2006 - approximately $1.9 million Year ended January 31, 2005 - approximately $2.4 million Year ended January 31, 2004 - approximately $3.6 million Year ended January 31, 2003 - approximately $3.2 million Year ended January 31, 2002 - approximately $2.6 million Year ended January 31, 2001 - approximately $3.7 million

During Fiscal 2006, the Company felt the full impact of a change in it's relationship with ARNCO, a Los Angeles, California based producer of pneumatic tire sealants and foam-fill compounds. In prior years, KIK private-labeled tires for ARNCO under ARNCO's registered trademark "Carefree Tire". This relationship ceased during Fiscal 2006 and is reflected in the Company's results of operations.

In prior years, the Company relied upon Section 4(2) of the Securities Act of 1933, as amended (the "Act") and Rule 506 of Regulation D promulgated thereunder ("Rule 506") for issuances of unregistered securities. In each instance, such reliance was based upon the fact that (I) the issuance of the shares did not involve a public offering, (ii) there were no more than thirty-five (35) investors (excluding "accredited investors"), (iii) each investor who was not an accredited investor either alone or with his purchaser representative(s) has such knowledge and experience in financial and business matters that he is capable of evaluating the merits and risks of the prospective investment, or the issuer reasonably believes immediately prior to making any sale that such purchaser comes within this description, (iv) the offers and sales were made in compliance with Rules 501 and 502, (v) the securities were subject to Rule 144 limitations on resale and (vi) each of the parties was a sophisticated purchaser and had full access to the information on the Company necessary to make an informed investment decision by virtue of the due diligence conducted by the purchaser or available to the purchaser prior to the transaction (the "506 Exemption").

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

PRODUCT

KIK manufactures polyurethane tires by blending hydrocarbon-based quality isocyanate intermediates with glycol-based polyols and other chemicals. The resulting compound makes a light but tough tire. KIK tires are environmentally friendly, puncture and leak proof and maintenance free. They ride like a pneumatic tire but last much longer due to their tough polymer construction.

THE COMPANY'S EQUIPMENT AND PRODUCTION LINE CAPABILITIES

KIK owns all the equipment necessary to turn raw material to the finished product - including tires and completed wheel assemblies.

The Company's technology and equipment enable it to produce a large variety of tires and other products. Although the Company is licensed for three variant features of MCP tire technologies, it has developed its own unique chemical formulations and manufacturing processes. The Company's production process requires the dispensing of catalyzed liquid chemicals into a spinning mold. This centrifugal casting of mixed, activated polyurethane base stock raw materials results in a tough molded polymer with smooth, solid outer skin and a lighter, uniformly dense porous foam core. KIK tires can be designed and molded to virtually any tread specification and are available in a variety of colors. The spin casting results in perfectly balanced tires. The Company has the production capacity to produce between 1,500,000 and 2,500,000 tires annually, depending upon the size of the tire being manufactured.

The Company's facilities include a machine shop and it's own testing and quality assurance equipment and program. Completed tires must meet specific protocols such as weight and pressure. Whenever possible, the Company purchases bulk raw materials in volumes to produce significant cost savings in the manufacturing process.

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

HEALTHCARE: The Company's focus in this area is directed towards a penetration of the existing wheelchair and power scooter pneumatic tire business, with emphasis at the OEM level. This has been the "prototype" industry around which the Company has developed and perfected its MCP tire technology. Through trade shows, trade magazine advertising, distributors and direct sales contacts, an excellent base has been established to facilitate future growth in this sector. Unfortunately, due to foreign competition and lack of capital for an effective marketing campaign, the Company has not been able to complete the penetration of this market as originally anticipated. Management remains hopeful that this market will be viable and profitable to the Company.

INDUSTRIAL: During Fiscal 2006, the Company felt the full impact of a change in it's relationship with ARNCO, a Los Angeles, California based producer of pneumatic tire sealants and foam-fill compounds. KIK marketed light, off-highway industrial and utility tires through its strategic alliance with ARNCO, a Los Angeles, California based producer of pneumatic tire sealants and foam-fill compounds. In prior years, KIK private-labeled tires for ARNCO under ARNCO's registered trademark "Carefree Tire". This relationship ceased during Fiscal 2006 and is reflected in the Company's results of operations.

RECREATIONAL: Although the Company has products for recreational devices such as golf carts and skate boards, this market is dominated by bicycles. Previously, KIK has discussed the manufacture of bicycle tires outside of North America through selected strategic (joint venture) partners in countries such as China active in export markets, and where users are reliant on the bicycle as basic transportation. During Fiscal 2004, the Company became aware of the Chinese manufacture of products of comparable quality which directly compete with the Company's products. During Fiscal 2006, the effect of this competition in the Company's domestic marketplace became apparent and is reflected in the Company's financial results.

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

ADVERTISING & PROMOTION

As the Company has available capital, the Company anticipates developing a variety of collateral materials to support sales efforts. These materials include informational and instructional video tapes , brochures, product catalogs with data sheets, flyers, sample presentations etc. The Company also advertises and markets its products on its website - www.kiktire.com.

COMPETITION

Currently the Company knows of several tire manufacturers that utilize a manufacturing process similar to its own, including ARNCO, Green Tire, U.K., Alshin Tire, U.S.A., and Amerityre Corporation, U.S.A. The Company is also aware of growing manufacturing and sales competition from both China and India. The Chinese competition is of serious concern to the Company's management as more and more of domestic manufacturing, which uses the Company's tire products, is being transferred to the Pacific Rim where the Company loses market opportunities due to price and shipping distances. Competition also comes from firms that manufacture and market tires and tubes made from rubber. Several of these competitors are large well-established companies with considerably greater financial, marketing, sales and technical resources than those available to the Company.

Because of these factors, any expansion of manufacturing outside the Oceanside, California plant is uncertain. Further, many of the Company's present and potential competitors have capabilities which are allowing such competitors to offer its products at prices which may compete with the Company's products. The Company's products could be made uneconomical by the introduction of new products or marketing or pricing actions by one or more of the Company's competitors, including foreign competition.

However, the Company believes that once the superior characteristics of the MCP tires have been properly communicated to the consumers, an increasingly large percentage of consumers will switch to the Company's tires.

SOURCES AND AVAILABILITY OF RAW MATERIALS

The Company's principal raw materials are produced from petroleum feedstocks and, therefore, are subject to disruption and price variances related to the global availability of crude oil.

In prior years, a significant supplier of these raw materials was also a major customer for the Company's products. The purchase side of this relationship began to dissolve during the year ended January 31, 2005 and further diminished significantly in the year ended January 31, 2006.

During 2005, the Company incurred an unanticipated disruption of raw materials as Hurricanes Katrina and Rita impacted the U. S. Gulf Coast causing a temporary shutdown of refineries in this region. The Company's raw material supply chain was also impacted by the effect of rising prices in the worldwide crude oil markets. In the event of any future disruption in the availability of raw materials or a market for the Company's products, as occurred during the year ended January 31, 2006, the Company will experience a negative economic impact.

The Company has developed additional sources of supply of it's key raw materials; however, still experiences fluctuations in pricing due to the current world market conditions for crude oil. Management is seeking other avenues of distribution of the Company's products to consumers. Management is of the opinion that no interruption of either raw materials or product demand will occur.

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

EMPLOYEES

As of May 1,  2006,  the  Company  has  approximately  15  full-time  employees, including 2 management/clerical personnel. None of these employees are represented by a labor union. The Company considers its relations with its employees to be excellent. The Company may employ additional personnel, as necessary, to accommodate future expansion.

KEY CUSTOMERS/SUPPLIERS

During the years ended January 31, 2006 and 2005, respectively, the Company had four and three separate customers who were responsible for a significant portion of the Company's net revenues, accounts receivable and suppliers of various raw materials and components to the Company's manufacturing process. The following table shows the significance of these entities:

                                                    Accounts          Accounts
                                  Revenues         Receivable         Payable
                                  --------         ----------         -------
Year ended January 31, 2006
   Customer A                       28.98%           10.74%           48.05%
   Customer B                       25.73             3.48               --
   Customer C                        5.62            15.36             0.06
   Customer D                        6.28            11.08               --
   Others                           33.39            59.34            51.89
                                   ------           ------           ------

     Totals                        100.00%          100.00%          100.00%
                                   ======           ======           ======

Year ended January 31, 2005
   Customer A                       49.18%           35.02%           59.37%
   Customer B                       16.09             7.42             0.12
   Customer C                        6.59            18.32             0.52
   Others                           28.14            39.24            39.99
                                   ------           ------           ------

     Totals                        100.00%          100.00%          100.00%
                                   ======           ======           ======

ITEM 2 - DESCRIPTION OF PROPERTY

The Company maintains its executive offices at 590 Airport Road, Oceanside, CA 92054. Its telephone number is (760) 967-2777.

The Company leases its facilities under a non-cancellable operating lease, which expires in May 2008. The lease requires monthly payments as follows: $8,307 for the first 12 months; $8,639 for the next 12 months and $8,984 for the next 12 months. Rent expense incurred under this lease was approximately $108,597 and $106,428 for each of the years ended January 31, 2006 and 2005, respectively.

Future amounts due under this agreement are as follows:

                                             Year ending
                                             January 31,         Amount
                                             -----------         ------
                                                2007           $110,680
                                                2008            105,391
                                                2009             48,585
                                                               --------

                                               Totals          $264,656
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

                                     PART II

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

As of May 1, 2006, there were 25,171,865 shares of $0.001 par value common stock (the "Common Stock") of the Company outstanding and owned by approximately 62 shareholders of record, exclusive of shareholders holding their certificates in street name.

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

                                                              High         Low
                                                              ----         ---
Fiscal Year ended January 31, 2004
  First quarter 2004 (February 1, 2003 - April 30, 2003)      $0.06       $0.04
  Second quarter 2004 (May 1, 2003 - July 31, 2003)           $0.06       $0.04
  Third quarter 2004 (August 1, 2003 - October 31, 2003)      $0.07       $0.04
  Fourth quarter 2004 (November 1, 2003 - January 31, 2004)   $0.05       $0.02

Fiscal Year ended January 31, 2005
  First quarter 2005 (February 1, 2004 - April 30, 2004)      $0.05       $0.03
  Second quarter 2005 (May 1, 2004 - July 31, 2004)           $0.11       $0.04
  Third quarter 2005 (August 1, 2004 - October 31, 2004)      $0.08       $0.03
  Fourth quarter 2005 (November 1, 2004 - January 31, 2005)   $0.05       $0.02

Fiscal Year ended January 31, 2006
  First quarter 2006 (February 1, 2005 - April 30, 2005)      $0.04       $0.02
  Second quarter 2006 (May 1, 2005 - July 31, 2005)           $0.045      $0.02
  Third quarter 2006 (August 1, 2005 - October 31, 2005)      $0.03       $0.02
  Fourth quarter 2006 (November 1, 2005 - January 31, 2006)   $0.025      $0.012

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

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

During Fiscal 2006, 2005, 2004 and 2003, the Company achieved revenues of approximately $1,947,000, $2,463,000, $3,639,000 and $3,155,000, respectively.
These revenues were derived primarily from the sale of tire products.

Net losses for the years ended January 31, 2006, 2005, 2004 and 2003 were approximately $(381,000), $(435,000), $(199,000) and ($12,700), respectively.
The net losses for Fiscal 2006, 2005 and 2004 each include a $120,000 charge for administrative services to the Company from KIK Tire Technologies Inc., the Company's publicly-owned Canadian majority shareholder. The net loss per share of common stock outstanding for Fiscal 2006, 2005 and 2004 were approximately $(0.02), $(0.02) and $(0.01) per share, respectively.

RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes.

YEAR ENDED JANUARY 31, 2006 AS COMPARED TO JANUARY 31, 2005

The Company posted net sales of approximately $1,947,000 for the fiscal year ended January 31, 2006 as compared to net sales of approximately $2,463,000 for the fiscal year ended January 31, 2005. This decrease reflects a change in the Company's product demand and distribution and the negative impact of foreign competition.

The Company's cost of sales decreased by approximately $512,000 to approximately $1,729,000 for the year ended January 31, 2004 as compared to approximately $2,241,000 for the year ended January 31, 2005. This decrease profiles favorably to the decrease in sales volume during Fiscal 2006 and increases in prices in raw materials during the year. The Company has experienced certain price increases in key raw materials which have not been passed through in their entirety due to competitive pressures from comparable products produced in Asian markets. All other costs related to production were relatively stable during Fiscal 2005. In spite of competitive pressures and difficulties in obtaining raw feedstock materials as a result of the effects of Hurricane Katrina and Rita on refineries located on the U. S. Gulf Coast, the Company managed a slight increase in it's gross profit margin to approximately 11.19% (approximately $218,000) for Fiscal 2006 as compared to approximately 8.94% (approximately $222,000) for Fiscal 2005. The Company continues to experience economic pricing pressures caused by foreign competition and increases in domestic raw material costs, which are directly related to the cost of crude oil from both foreign and domestic markets. Management is aware of this situation and is evaluating various remedies to restore the gross profit percentages experienced in prior years.

General and administrative expenses declined from approximately $655,000 for Fiscal 2005 to approximately $593,000 in Fiscal 2006. At the KIK operating subsidiary level, all general and administrative costs experienced a slight decrease as a result of constant management spending controls and diligent monitoring (approximately $471,000 for Fiscal 2005 versus $527,000 for Fiscal
2004). The difference reflects various overhead expenses at the corporate administrative level which are subject to random fluctuation based upon business and overhead activities, including a new administrative support charge of $120,000 which was assessed by KIK Tire Technologies Inc., the Company's publicly-owned Canadian majority shareholder, starting during Fiscal 2004.

Overall, the Company experienced a net loss of approximately $(381,000) and $(435,000) for Fiscal 2006 and 2005, respectively and recognized a net loss per weighted-average share outstanding of approximately $(0.02) and $(0.02), respectively.

The Company's management continues to be of the opinion that consumer demand for the Company's flat free tires will remain strong and, potentially, increase in the next operating year. The Company's products continue to have strong demand at the consumer level and, although, the Company's raw feedstocks are petrochemical based, that the Company will be able to meet product demands and generate sufficient cash from regular product sales to support the Company's operations for the next twelve months. In the event that daily normal sales activities do not generate sufficient cash, management is of the opinion that alternative sources of working capital exist either from existing shareholders making a capital infusion or from new third party sources, including receivable financing or secured bank lines of credit.

RESTRUCTURED CONVERTIBLE NOTE

On February 16, 2004, the Company restructured the $50,000 convertible note. Under the restructured terms, the Company paid all accrued interest and a $3,000 principal reduction on March 16, 2004, as of February 16, 2004. The Company is obligated to pay $2,000 per month, plus accrued interest, for the period from March 16, 2004 through August 16, 2004 and $1,000 per month, plus accrued interest, on the 16th of each month thereafter until all outstanding amounts are paid in full. The restructured note bears interest at 10.0% per annum. The Company is making interest-only payments of approximately $314, which is less than the interest accruing and is delinquent in making the required principal payments. Accordingly, the entire debt is classified as "current" in the accompanying consolidated financial statements.

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

Through January 31, 2006, the Company has paid approximately $7,000 in principal
and  $10,438  in  cumulative  accrued  interest  on  the  $50,000   restructured
convertible note.

The $25,000 convertible note is in default and no demand for payment has been made to the Company. The Company continues to accrue interest on this convertible note in accordance with the original terms and conditions.

The aggregate maturities of the notes are as follows:

     Balance as of January 31, 2006                               $ 68,000
     Less current portion                                          (68,000)
                                                                  --------

     Long-term portion                                            $     --
                                                                  ========

CRITICAL ACCOUNTING POLICIES

Financial Reporting Release No. 60, of the U. S. Securities and Exchange Commission, requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Note D to the Company's Consolidated Financial Statements includes a summary of the significant accounting policies and methods used in the preparation of the Company's Consolidated Financial Statements. The following is a brief discussion of the more significant accounting policies and methods used by the Company.

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

In December 2004, the FASB issued SFAS 123(R)), "Share-Based Payment." SFAS 123(R)) amends SFAS 123, "Accounting for Stock-Based Compensation," and APB Opinion 25, "Accounting for Stock Issued to Employees." SFAS 123(R)) requires that the cost of share-based payment transactions (including those with employees and non-employees) be recognized in the financial statements. SFAS 123(R)) applies to all share-based payment transactions in which an entity acquires goods or services by issuing (or offering to issue) its shares, share options, or other equity instruments (except for those held by an ESOP) or by incurring liabilities (1) in amounts based (even in part) on the price of the entity's shares or other equity instruments, or (2) that require (or may require) settlement by the issuance of an entity's shares or other equity instruments. This statement is effective (1) for public companies qualifying as SEC small business issuers, as of the first interim period or fiscal year beginning after December 15, 2005, or (2) for all other public companies, as of the first interim period or fiscal year beginning after June 15, 2005, or (3) for all nonpublic entities, as of the first fiscal year beginning after December 15, 2005. Management anticipates no significant impact to the Company's financial statements upon the adoption of SFAS No. 123(R)).

NEW AND PENDING ACCOUNTING PRONOUNCEMENTS

In November 2004, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4." SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted materials. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The initial application of SFAS No. 151 is not expected to have a significant impact on the Company's financial position or results of operations.

In December 2004, the FASB issued SFAS 123(R)), "Share-Based Payment," which addresses the accounting for employee stock options. SFAS 123(R)) revises the disclosure provisions of SFAS 123 and supersedes APB 25. SFAS 123(R)) requires that the cost of all employee stock options, as well as other equity-based compensation arrangements, be reflected in financial statements based on the estimated fair value of the awards. In March 2005, the Securities & Exchange Commission (the "SEC") issued Staff Accounting Bulletin No. 107, "Share-Based Payment," which summarizes the views of the SEC staff regarding the interaction between SFAS 123(R)) and certain SEC rules and regulations, and is intended to assist in the initial implementation. SFAS(R)) is effective for all companies that file as small business issuers as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The Company does not expect the adoption of this statement to have a material impact on its financial statements.

In December 2004, the FASB issued SFAS 153, "Exchanges of Nonmonetary Assets, an amendment of APB 29, Accounting for Nonmonetary Transactions." This statement's amendments are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, SFAS 153 eliminates the narrow exception for nonmonetary exchanges of similar productive assets and replaces it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Provisions of this statement are effective for fiscal periods beginning after June 15, 2005. The Company does not expect the adoption of this statement to have a material impact on its financial statements.

In March 2005, the FASB issued FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations"("FIN 47"), which is an interpretation of SFAS 143, "Accounting for Asset Retirement Obligations." FIN 47 clarifies terminology within SFAS 143 and requires an entry to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability's fair value can be reasonably estimated. FIN 47 is effective for fiscal years ending after December 15, 2005. The Company does not expect the adoption of this statement to have a material impact on its financial statements.

In June 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections," which will require entities that voluntarily make a change in accounting principle to apply that change retroactively to prior periods' financial statements unless this would be impracticable. SFAS No. 154 supersedes Accounting Principles Board Opinion No. 20, "Accounting Changes" ("APB No. 20"), which previously required that most voluntary changes in accounting principle be recognized by including in the current period's net income the cumulative effect of changing to the new accounting principle. SFAS No. 154 also makes a distinction between "retrospective application" of an accounting principle and the "restatement" of financial statements to reflect the correction of an error. Another significant change in practice under SFAS No. 154 will be that if an entity changes its method of depreciation, amortization, or depletion for long-lived, non-financial assets, the change must be accounted for as a change in accounting principle. SFAS No. 154 applies to accounting changes and error corrections that are made in fiscal years beginning after December 15, 2005. The provisions of SFAS No. 154 are not expected to affect the Company's consolidated financial statements.

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

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

            Name                   Age              Position
            ----                   ---              --------
      Donald P. Dean               70       Chairman and Director
  William M. Knooihuizen           62       President and Director
      Kuldip C. Baid               58       Chief Financial Officer and Director

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

                                                                     Long-Term
                                                                   Compensation
                                    Annual Compensation               Awards              Payouts
                                  ------------------------   -------------------------    -------
                                                 Other       Restricted    Securities                    All
                                  Salary/        Annual         Stock      Underlying      LTIP         Other
Name/Title                Year     Bonus      Compensation     Awards     Options/SARs    Payouts    Compensation
----------                ----    -------     ------------     ------     ------------    -------    ------------
Donald P. Dean            2006     $-0-           $-0-          $-0-          $-0-          $-0-         $-0-
Chairman and Secretary    2005     $-0-           $-0-          $-0-          $-0-          $-0-         $-0-
                          2004     $-0-           $-0-          $-0-          $-0-          $-0-         $-0-

William P. Knooihuizen    2006   $143,000       $15,000         $-0-          $-0-          $-0-         $-0-
President                 2005   $143,000       $15,000         $-0-          $-0-          $-0-         $-0-
                          2004   $143,000       $15,000         $-0-          $-0-          $-0-         $-0-

Kuldip C. Baid            2006    $72,000         $-0-          $-0-          $-0-          $-0-         $-0-
Chief Financial Officer   2005    $72,000         $-0-          $-0-          $-0-          $-0-         $-0-
                          2004    $72,000         $-0-          $-0-          $-0-          $-0-         $-0-

KIK entered into an employment agreement with William M. Knooihuizen, the Company's current President and Director. The agreement started in May 2000 and was for an initial period of five (5) years at an annual salary in the amount of $143,000, to be paid weekly. Upon expiration in May 2005, the Company and it's officer agreed to continue this agreement in an unwritten form on an undefined, indefinite basis.

COMPENSATION OF DIRECTORS

The Company has no standard arrangements for compensating directors of the Company for their attendance at meetings of the Board of Directors.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table shows, as of May 1, 2006, the shares of Common Stock beneficially owned by all of the persons who served as the directors or officers of the Company during Fiscal 2005 as well as the principal shareholders (greater than 5%) of the Company individually and, as to the directors and officers, as a group. The address of each person or entity, unless otherwise noted, is c/o KIK Technology International, Inc., 590 Airport Road, Oceanside, California 92054.

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

                                                                 % of Class
     Name and address                 Number of Shares        Beneficially Owned
     ----------------                 ----------------        ------------------
KIK Tire Technologies Inc. (1)          16,700,000                  65.95%
Donald P. Dean                             250,000                   0.99%
William M. Knooihuizen                     250,000                   0.99%
Kuldip C. Baid                             250,000                   0.99%

All officers and directors              17,450,000                  68.91%
 as a group (1)

----------
(1) Donald P. Dean and Kuldip C. Baid are Executive Officers of KIK Tire Technologies Inc., and as such, may be deemed to have voting control over the above listed shares by attribution.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In May 2001, the Company advanced $53,400 to its President, William Knooihuizen, to hold in trust as a contingency fund for the sole use of the Company in the event of a unanticipated cash shortfall. The advance bears interest at 4.0% annually and is unsecured. The original documentation required repayment of the advance and accrued, but unpaid, interest in May 2003. As of January 31, 2006, with the approval of the Company's Board of Directors, the Company's President continues to maintain these funds as trustee on behalf of the Company.

During each of the years ended January 31, 2006 and 2005, the Company accrued $120,000 payable to its majority shareholder, KIK Tire Technologies Inc. (a publicly-owned Canadian corporation) for administrative services.

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

Reports on Form 8-K

None

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company paid or accrued the following fees in each of the prior two fiscal years to it's principal accountant, S. W. Hatfield, CPA of Dallas, Texas:

                                                   Year ended        Year ended
                                                   January 31,       January 31,
                                                      2006              2005
                                                     -------           -------
       a) Audit fees                                 $18,905           $18,644
       b) Audit-related fees                              --                --
       c) Tax fees                                        --                --
       d) All other fees                                  --                --
                                                     -------           -------

          Totals                                     $18,905           $18,644
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

The Board reviewed the audited consolidated financial statements of the Company as of and for the year ended January 31, 2006 and 2005, with management and the independent auditors. Management has the sole ultimate responsibility for the preparation of the Company's financial statements and the independent auditors have the responsibility for their examination of those statements.

Based on the above-mentioned review and discussions with the independent auditors and management, the Board of Directors approved the Company's audited consolidated financial statements and recommended that they be included in its Annual Report on Form 10-KSB for the year ended January 31, 2006, for filing with the Securities and Exchange Commission.

The Company's principal accountant, S. W. Hatfield, CPA did not engage any other persons or firms other than the principal accountant's full-time, permanent employees.

                        (Signatures follow on next page)

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              KIK TECHNOLOGY INTERNATIONAL, INC.


Dated: May 1, 2006                            /s/ Kuldip C. Baid
                                              ----------------------------------
                                                                  Kuldip C. Baid
                                                         Chief Financial Officer
                                                                    and Director

In accordance with the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date as indicated.


Dated: May 1, 2006                         by /s/ Donald P. Dean
                                              ----------------------------------
                                                                  Donald P. Dean
                                                          Chairman and Secretary


Dated: May 1, 2006                            /s/ William M. Knooihuizen
                                              ----------------------------------
                                                          William M. Knooihuizen
                                                          President and Director


Dated: May 1, 2006                            /s/ Kuldip C. Baid
                                              ----------------------------------
                                                                  Kuldip C. Baid
                                                         Chief Financial Officer
                                                                    and Director

                KIK TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARY

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----

REPORT OF REGISTERED INDEPENDENT CERTIFIED PUBLIC ACCOUNTING FIRM            F-2

CONSOLIDATED FINANCIAL STATEMENTS

   Consolidated Balance Sheets
      as of January 31, 2006 and 2005                                        F-3

   Consolidated Statements of Operations and Comprehensive Loss
      for the years ended January 31, 2006 and 2005                          F-4

   Consolidated Statement of Changes in Stockholders' Equity (Deficit)
      for the years ended January 31, 2006 and 2005                          F-5

   Consolidated Statements of Cash Flows
      for the years ended January 31, 2006 and 2005                          F-6

   Notes to Consolidated Financial Statements                                F-7

                        LETTERHEAD OF S. W. HATFIELD, CPA

        REPORT OF REGISTERED INDEPENDENT CERTIFIED PUBLIC ACCOUNTING FIRM


Board of Directors and Stockholders
KIK Technology International, Inc.

We have audited the accompanying consolidated balance sheet of KIK Technology International, Inc. and Subsidiary (California corporations) as of January 31, 2006 and 2005 and the related consolidated statements of operations and comprehensive loss, changes in stockholders' equity (deficit) and cash flows for each of the years ended January 31, 2006 and 2005, respectively. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

The consolidated financial statements referred to above, in our opinion, present fairly, in all material respects, the consolidated financial position of KIK Technology International, Inc. and Subsidiary as of January 31, 2006 and 2005 and the results of their consolidated operations and cash flows for each of the years ended January 31, 2006 and 2005, respectively, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note C to the financial statements, the Company's revenues have been declining and the Company has been using cash in operating activities. The Company has begun to seek additional outside sources of working capital to support that raised from operations. The Company's future existence is dependent upon achieving sales volumes sufficient to sustain the Company's cash requirements on a day-to-day basis and to raise working capital from outside sources. These circumstances create substantial doubt about the Company's ability to continue as a going concern and Management's plans in regard to these matters are also described in Note C. The financial statements do not contain any adjustments that might result from the outcome of these uncertainties.



                                                /s/ S. W., Hatfield, CPA
                                                ------------------------------
                                                S. W. HATFIELD, CPA

Dallas, Texas
April 21, 2006

                KIK TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                            January 31, 2006 and 2005

                                                                         January 31,           January 31,
                                                                            2006                  2005
                                                                         -----------           -----------
                                     ASSETS
CURRENT ASSETS
   Cash on hand and in bank                                              $    10,191           $    59,905
   Accounts receivable
     Trade, net of allowance for doubtful accounts
       of approximately $15,758 and $13,882, respectively                    164,973               303,508
     Other                                                                    10,146                 9,679
   Inventories                                                               215,429               253,434
   Prepaid expenses                                                              223                   384
                                                                         -----------           -----------
      TOTAL CURRENT ASSETS                                                   400,962               626,910
                                                                         -----------           -----------

PROPERTY AND EQUIPMENT - AT COST                                             638,363               646,801
   Less Accumulated depreciation                                            (534,479)             (517,661)
                                                                         -----------           -----------
      NET PROPERTY AND EQUIPMENT                                             103,884               129,140
                                                                         -----------           -----------

OTHER ASSETS
   Funds held in trust by officer                                             53,400                53,400
   Refundable deposits                                                         4,800                 4,800
                                                                         -----------           -----------
        TOTAL OTHER ASSETS                                                    58,200                58,200
                                                                         -----------           -----------

TOTAL ASSETS                                                             $   563,046           $   814,250
                                                                         ===========           ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
   Notes payable to investors                                            $    68,000           $    49,000
   Current maturities of long-term debt                                        4,517                 4,500
   Accounts payable - trade                                                  383,736               421,805
   Other accrued expenses                                                     43,278                39,762
   Management fee payable to majority shareholder                            360,000               240,000
   Advances from majority shareholder                                         66,000                16,000
                                                                         -----------           -----------
      TOTAL CURRENT LIABILITIES                                              925,531               771,067
                                                                         -----------           -----------

LONG-TERM DEBT
   Notes payable to investors, net of current maturities                          --                19,000
   Capital lease payable                                                         425                 5,806
                                                                         -----------           -----------
      TOTAL LIABILITIES                                                      925,956               795,873
                                                                         -----------           -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
   Common stock - $0.001 par value
     100,000,000 shares authorized
     25,171,865 shares issued and outstanding, respectively                   25,172                25,172
   Additional paid-in capital                                              5,152,423             5,152,423
   Accumulated deficit                                                    (5,540,505)           (5,159,218)
                                                                         -----------           -----------
      TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                  (362,910)               18,377
                                                                         -----------           -----------
TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY (DEFICIT)                                          $   563,046           $   814,250
                                                                         ===========           ===========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                KIK TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARY
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                      Years ended January 31, 2006 and 2005

                                                                Year ended             Year ended
                                                                January 31,            January 31,
                                                                   2006                   2005
                                                               ------------           ------------
REVENUES - net of returns and allowances                       $  1,947,069           $  2,462,977

COST OF SALES
   Raw materials                                                  1,086,153              1,462,211
   Direct labor and other costs                                     614,362                742,730
   Depreciation                                                      28,539                 36,006
                                                               ------------           ------------
      TOTAL COST OF SALES                                         1,729,054              2,240,947
                                                               ------------           ------------

GROSS PROFIT                                                        218,015                222,030
                                                               ------------           ------------
OPERATING EXPENSES
   Selling and marketing expenses                                        --                    625
   General and administrative expenses
   Salaries and related expenses                                     94,428                 91,336
   Other operating expenses                                         377,227                440,262
   Administrative service fee to majority shareholder               120,000                120,000
   Depreciation and amortization                                      1,583                  2,428
                                                               ------------           ------------
      TOTAL OPERATING EXPENSES                                      593,238                654,651
                                                               ------------           ------------

LOSS FROM OPERATIONS                                               (375,223)              (432,621)

OTHER INCOME
   Interest expense                                                  (7,483)                (7,875)
   Interest and other income                                          1,419                  5,780
                                                               ------------           ------------

LOSS BEFORE PROVISION FOR INCOME TAXES                             (381,287)              (434,716)

PROVISION FOR INCOME TAXES                                               --                     --
                                                               ------------           ------------

NET LOSS                                                           (381,287)              (434,716)

OTHER COMPREHENSIVE INCOME                                               --                     --
                                                               ------------           ------------

COMPREHENSIVE LOSS                                             $   (381,287)          $   (434,716)
                                                               ============           ============
Net loss per weighted-average share
 of common stock outstanding, calculated
 on Net Loss - basic and fully diluted                         $      (0.02)          $      (0.02)
                                                               ============           ============
Weighted-average number of shares
 of common stock outstanding                                     25,171,865             25,101,373
                                                               ============           ============

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                KIK TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARY
       CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                      Years ended January 31, 2006 and 2005


                                        Common Stock            Additional
                                    ---------------------        paid-in        Accumulated
                                    Shares         Amount        capital         deficit           Total
                                    ------         ------        -------         -------           -----
BALANCES AT FEBRUARY 1, 2004      25,021,865      $25,022      $5,146,573      $(4,724,502)      $ 447,093

Issuance of common stock for
 payment of consulting fees          150,000          150           5,850               --           6,000

Net loss for the year                     --           --              --         (434,716)       (434,716)
                                  ----------      -------      ----------      -----------       ---------

BALANCES AT JANUARY 31, 2005      25,171,865       25,172       5,152,423       (5,159,218)         18,377

Net loss for the year                     --           --              --         (381,287)       (381,287)
                                  ----------      -------      ----------      -----------       ---------

BALANCES AT JANUARY 31, 2006      25,171,865      $25,172      $5,152,423      $(5,540,505)      $(362,910)
                                  ==========      =======      ==========      ===========       =========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                KIK TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      Years ended January 31, 2006 and 2005

                                                                  Year ended          Year ended
                                                                  January 31,         January 31,
                                                                     2006                2005
                                                                   ---------           ---------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss for the year                                           $(381,287)          $(434,716)
   Adjustments to reconcile net loss to net cash
    provided by operating activities
      Depreciation and amortization                                   30,122              38,434
      Provision for doubtful accounts receivable                       2,071               4,158
      Expenses paid with common stock                                     --               6,000
   (Increase) Decrease in
      Accounts receivable - trade and other                          135,997              62,384
      Inventory                                                       38,005              69,629
      Prepaid expenses and other                                         161               2,308
   Increase (Decrease) in
      Accounts payable                                               (38,069)            135,032
      Other accrued expenses                                           3,516              (2,692)
      Accrued management fees to parent company                      120,000             120,000
                                                                   ---------           ---------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                  (89,484)                537
                                                                   ---------           ---------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment                                 (4,866)            (10,021)
                                                                   ---------           ---------
NET CASH USED IN INVESTING ACTIVITIES                                 (4,866)            (10,021)
                                                                   ---------           ---------
CASH FLOWS FROM FINANCING ACTIVITIES
   Cash received from parent company                                  50,000                  --
   Payments on notes payable to investors                                 --              (7,000)
   Payments on long-term capital lease                                (5,364)             (4,125)
                                                                   ---------           ---------
NET CASH USED IN FINANCING ACTIVITIES                                 49,636             (11,125)
                                                                   ---------           ---------

INCREASE (DECREASE) IN CASH                                          (44,714)            (20,609)

Cash at beginning of period                                           59,905              80,514
                                                                   ---------           ---------

CASH AT END OF PERIOD                                              $  10,191           $  59,905
                                                                   =========           =========
SUPPLEMENTAL DISCLOSURE OF INTEREST AND INCOME TAXES PAID
   Interest paid for the period                                    $     733           $   8,573
                                                                   =========           =========
   Income taxes paid for the period                                $      --           $      --
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

The Company's principal raw materials are produced from petroleum feedstocks and, therefore, are subject to disruption and price variances related to the global availability of crude oil.

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

NOTE C - GOING CONCERN UNCERTAINTY

The Company's principal raw materials are produced from petroleum feedstocks and, therefore, are subject to disruption and price variances related to the global availability of crude oil.

In prior years, a significant supplier of these raw materials was also a major customer for the Company's products. The purchase side of this relationship began to dissolve during the year ended January 31, 2005 and further diminished significantly in the year ended January 31, 2006.

                KIK TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARY

NOTE C - GOING CONCERN UNCERTAINTY - CONTINUED

In the event of any disruption in the availability of raw materials or a market for the Company's products, as occurred during the year ended January 31, 2006, the Company will experience a negative economic impact.

The Company has developed additional sources of supply of it's key raw materials; however, still experiences fluctuations in pricing due to the current world market conditions for crude oil. Management is seeking other avenues of distribution of the Company's products to consumers. Management is of the opinion that no interruption of either raw materials or product demand will occur.

The Company's continued existence is dependent upon its ability to generate sufficient cash flows from operations to support its daily operations as well as provide sufficient resources to retire existing liabilities and obligations on a timely basis.

The Company anticipates that additional working capital will be necessary to support and preserve the integrity of the corporate entity. However, there is no assurance that the Company will be able to obtain additional funding through either bank lines-of-credit or the sale of additional equity securities or, that such funding, if available, will be obtained on terms favorable to or affordable by the Company.

If no additional operating capital is received during the next twelve months, the Company will be forced to rely on existing cash in the bank, the cash generated from operating activities and/or additional funds loaned by the Company's majority parent to preserve the integrity of the corporate entity at this time. In the event, the Company is unable to acquire advances from management and/or significant stockholders, the Company's ongoing operations would be negatively impacted to the point that all operating activities are ceased.

While the Company is of the opinion that good faith estimates of the Company's ability to secure additional capital in the future to reach our goals have been made, there is no guarantee that the Company will receive sufficient funding to sustain operations or implement any future business plan steps.

NOTE D - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

NOTE D - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

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

     In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company follows the policy of evaluating all property and equipment as of the end of each reporting quarter. For each of the years ended January 31, 2006 and 2005, no charges to operations were made for impairments in the future benefit or recoverability of property and equipment.

5.   INCOME TAXES

     The Company uses the asset and liability method of accounting for income taxes. At January 31, 2006 and 2005, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

     As of January 31, 2006 and 2005, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved.

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

     As of January 31, 2006 and 2005, the Company's issued and outstanding warrants, options and convertible debt are considered antidilutive due to the Company's net operating loss position.

                KIK TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARY

NOTE D - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

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

9.   NEW AND PENDING ACCOUNTING PRONOUNCEMENTS

     In November 2004, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4." SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted materials. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The initial application of SFAS No. 151 is not expected to have a significant impact on the Company's financial position or results of operations.

     In December 2004, the FASB issued SFAS 123(R), "Share-Based Payment," which addresses the accounting for employee stock options. SFAS 123(R) revises the disclosure provisions of SFAS 123 and supersedes APB 25. SFAS 123(R) requires that the cost of all employee stock options, as well as other equity-based compensation arrangements, be reflected in financial statements based on the estimated fair value of the awards. In March 2005, the Securities & Exchange Commission (the "SEC") issued Staff Accounting Bulletin No. 107, "Share-Based Payment," which summarizes the views of the SEC staff regarding the interaction between SFAS 123(R) and certain SEC rules and regulations, and is intended to assist in the initial implementation. SFAS 123(R) is effective for all companies that file as small business issuers as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The Company does not expect the adoption of this statement to have a material impact on its financial statements.

     In December 2004, the FASB issued SFAS 153, "Exchanges of Nonmonetary Assets, an amendment of APB 29, Accounting for Nonmonetary Transactions." This statement's amendments are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, SFAS 153 eliminates the narrow exception for nonmonetary exchanges of similar productive assets and replaces it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Provisions of this statement are effective for fiscal periods beginning after June 15, 2005. The Company does not expect the adoption of this statement to have a material impact on its financial statements.

                KIK TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARY

NOTE D - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

9.   NEW AND PENDING ACCOUNTING PRONOUNCEMENTS - continued

     In March 2005, the FASB issued FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations"("FIN 47"), which is an interpretation of SFAS 143, "Accounting for Asset Retirement Obligations." FIN 47 clarifies terminology within SFAS 143 and requires an entry to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability's fair value can be reasonably estimated. FIN 47 is effective for fiscal years ending after December 15, 2005. The Company does not expect the adoption of this statement to have a material impact on its financial statements.

     In June 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections," which will require entities that voluntarily make a change in accounting principle to apply that change retroactively to prior periods' financial statements unless this would be impracticable. SFAS No. 154 supersedes Accounting Principles Board Opinion No. 20, "Accounting Changes" ("APB No. 20"), which previously required that most voluntary changes in accounting principle be recognized by including in the current period's net income the cumulative effect of changing to the new accounting principle. SFAS No. 154 also makes a distinction between "retrospective application" of an accounting principle and the "restatement" of financial statements to reflect the correction of an error. Another significant change in practice under SFAS No. 154 will be that if an entity changes its method of depreciation, amortization, or depletion for long-lived, non-financial assets, the change must be accounted for as a change in accounting principle. SFAS No. 154 applies to accounting changes and error corrections that are made in fiscal years beginning after December 15, 2005. The provisions of SFAS No. 154 are not expected to affect the Company's consolidated financial statements.

NOTE E - FAIR VALUE OF FINANCIAL INSTRUMENTS

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

NOTE F - CONCENTRATIONS OF CREDIT RISK

KTII and KTI maintain their respective cash accounts in financial institutions subject to insurance coverage issued by the Federal Deposit Insurance
Corporation (FDIC). Under FDIC rules, both KTII and KTI are entitled to aggregate coverage of $100,000 per account type per separate legal entity per financial institution. During the years ended January 31, 2006 and 2005, respectively, the various entities, from time-to-time, had deposits in a financial institution with credit risk exposures in excess of statutory FDIC coverage. The Company has incurred no losses during Fiscal 2006 and 2004, and subsequent thereto, as a result of any unsecured situations.

                KIK TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARY

NOTE G - INVENTORIES

Inventories consist of the following at January 31, 2006 and 2005:

                                            January 31,           January 31,
                                               2006                  2005
                                             --------              --------

     Raw materials                           $ 60,557              $ 42,408
     Finished goods                           154,872               211,026
                                             --------              --------

     Total                                   $215,429              $253,434
                                             ========              ========

NOTE H - PROPERTY AND EQUIPMENT

Property and equipment consists of the following at January 31, 2006 and 2005:

                                     January 31,    January 31,
                                        2006           2005       Estimated life
                                      ---------      ---------    --------------

     Machinery and Equipment          $ 602,766      $ 597,901         7 years
     Office furniture and fixtures       12,138         25,441         5 years
     Leasehold improvements              14,180         14,180         2 years
     Vehicles                             9,279          9,279         5 years
                                      ---------      ---------
                                        638,363        646,801
     Less accumulated depreciation     (534,479)      (517,661)
                                      ---------      ---------

     Net property and equipment       $ 103,884      $ 129,140
                                      =========      =========

Depreciation expense for the years ended January 31, 2006 and 2005 was approximately $30,122 and $38,434, respectively.

NOTE I - FUNDS HELD IN TRUST BY OFFICER

In May 2001, the Company advanced $53,400 to its President to hold in trust as a contingency fund for the sole use of the Company in the event of a unanticipated cash shortfall. The advance bears interest at 4.0% annually and is unsecured. The original documentation required repayment of the advance and accrued, but unpaid, interest in May 2003. As of January 31, 2006, and subsequently, with the approval of the Company's Board of Directors, the Company's President continues to maintain these funds as trustee on behalf of the Company.

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

                KIK TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARY

NOTE J - NOTES PAYABLE TO INVESTORS - CONTINUED

In November 2001, the Company entered into an agreement with an investment banker whereby the investment banker would act as exclusive dealer-manager in this private placement of securities to be issued by the Company pursuant to Regulation D of the Securities Act of 1933, as amended. As compensation, the investment banker was paid $15,000 for professional fees, received a commission equal to 10% of the gross proceeds, an unaccountable expense allowance equal to 4% of the gross proceeds, and for every $500,000 raised, 150,000 shares of the Company's restricted, unregistered common stock. Such shares will be issued upon completion of the private placement. In addition, the investment banker will have the option to nominate one person to the Company's Board of Directors if at least $2,000,000 is raised. As of the termination of this Private Placement Memorandum, in prior years, only $75,000 was raised.

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

Pursuant to the private placement, the Company sold a $50,000 convertible note on November 12, 2001 and a $25,000 convertible note on December 26, 2001 to two unrelated investors. Warrants to purchase a combined total of 75,000 shares of the Company's common stock at $0.60 per share were also issued to the investors. The warrants were valued at $11,789 using the Black-Scholes option-pricing model, and therefore $11,789 of the total debt proceeds of $75,000 was allocated to the warrants, resulting in a discount on the notes, was amortized to interest expense over the initial term of the underlying debt. This calculated discount was amortized to interest expense in prior years. The weighted average assumptions utilized to value the warrants using the Black-Scholes option-pricing model were as follows:

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

The notes matured on November 12, 2003 ($50,000) and December 26, 2003 ($25,000), respectively.

On February 16, 2004, the Company restructured the $50,000 convertible note. Under the restructured terms, the Company paid all accrued interest and a $3,000 principal reduction on March 16, 2004, as of February 16, 2004. The Company is obligated to pay $2,000 per month, plus accrued interest, for the period from March 16, 2004 through August 16, 2004 and $1,000 per month, plus accrued interest, on the 16th of each month thereafter until all outstanding amounts are paid in full. The restructured note bears interest at 10.0% per annum. The Company is making interest-only payments of approximately $314, which is less than the interest accruing and is delinquent in making the required principal payments. Accordingly, the entire debt is classified as "current" in the accompanying consolidated financial statements.

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

Through January 31, 2006, the Company has paid approximately $7,000 in principal
and  $10,438  in  cumulative  accrued  interest  on  the  $50,000   restructured
convertible note.

The $25,000 convertible note is in default and no demand for payment has been made to the Company. The Company continues to accrue interest on this convertible note in accordance with the original terms and conditions.

The aggregate maturities of the notes are as follows:

     Balance as of January 31, 2006                               $ 68,000
     Less current portion                                          (68,000)
                                                                  --------

     Long-term portion                                            $     --
                                                                  ========

NOTE K - CAPITAL LEASE PAYABLE

Capital lease payable is as follows:

                                                                January 31,        January 31,
                                                                   2006               2005
                                                                 --------           --------
$21,080 capital lease payable to a finance corporation
   Interest at 8.60%.  Payable in monthly installments
   of approximately $432, including accrued interest
   Final maturity due in April 2007.  Collateralized by
   equipment                                                     $  4,942           $ 10,306

     Less current maturities                                       (4,517)            (4,500)
                                                                 --------           --------

     Long-term portion                                           $    425           $  5,806
                                                                 ========           ========

Future maturities of long-term capital leases payable are

                                                  Year ending
                                                  January 31,        Amount
                                                  -----------        ------
                                                     2007            $4,517
                                                     2008               425
                                                                     ------

                                                     Total           $4,942
                                                                     ======

                KIK TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARY

NOTE L - INCOME TAXES

The components of income tax (benefit) expense for the years ended January 31, 2006 and 2005, respectively, are as follows:

                                             January 31,           January 31,
                                                2006                  2005
                                              -------               -------
      Federal:
       Current                                $    --               $    --
       Deferred                                    --                    --
                                              -------               -------
                                                   --                    --
                                              -------               -------
      State:
       Current                                     --                    --
       Deferred                                    --                    --
                                              -------               -------
                                                   --                    --
                                              -------               -------

       Total                                  $    --               $    --
                                              =======               =======

The Company has a net operating loss carryforward of approximately $5,200,000 to offset future taxable income. Subject to current regulations, components of this cumulative carryforward will at the end of each fiscal year through 2026. The amount and availability of the net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

The Company's income tax expense for the years ended January 31, 2006 and 2005, respectively, are as follows:

                                                     January 31,     January 31,
                                                        2006            2005
                                                      --------        --------

Statutory rate applied to loss before income taxes $(130,000) $(148,000 Increase (decrease) in income taxes resulting from:
 State income taxes                                          --              --
 Other, including reserve for deferred tax asset        130,000         148,000
                                                      ---------       ---------

    Income tax expense                                $      --       $      --
                                                      =========       =========

Temporary differences, consisting primarily of net operating loss carryforwards, statutory deferrals of expenses for organizational costs and accrued, but unpaid, accruals for officer compensation and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and liabilities as of January 31, 2006 and 2005, respectively:

                                              January 31,           January 31,
                                                 2006                  2005
                                              -----------           -----------
  Deferred tax assets
  Net operating loss carryforwards            $ 1,768,000           $ 1,700,000
  Less valuation allowance                     (1,768,000)           (1,700,000)
                                              -----------           -----------

Net Deferred Tax Asset                        $        --           $        --
                                              ===========           ===========

During the Fiscal years ended January 31, 2006 and 2005, respectively, the valuation allowance for the deferred tax asset increased by approximately $68,000 and $136,000.

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

The following table lists the issued and outstanding stock warrants as of January 31, 2006 and 2005, respectively:

                                                      Warrants        Exercise
                                                       issued           price
                                                       ------           -----
Balance at February 1, 2004                           2,300,000         $0.05
   Granted                                                   --
   Exercised                                                 --
   Forfeited/Expired                                 (2,300,000)        $0.05
                                                     ----------

Balance at January 31, 2005                                  --
   Granted                                                   --
   Exercised                                                 --
   Forfeited/Expired                                         --
                                                     ----------

Balance at January 31, 2006                                  --
                                                     ==========

Warrants exercisable at January 31, 2006                     --
                                                     ==========

Weighted-average exercise price per warrant                 N/A
                                                     ==========

NOTE O - RELATED PARTY TRANSACTIONS

During each of the years ended January 31, 2006 and 2005, respectively, the Company accrued approximately $120,000 in administrative service fees payable to KTTI.

During Fiscal 2006, KTTI advanced KTI $50,000 for working capital purposes. This advance is non-interest bearing and has no scheduled repayment date.

NOTE P - COMMITMENTS AND CONTINGENCIES

LEASED FACILITIES

The Company leases its facilities under a non-cancellable operating lease, which expires in May 2008. The lease requires monthly payments as follows: $8,307 for the first 12 months; $8,639 for the next 12 months and $8,984 for the next 12 months. Rent expense incurred under this lease was approximately $108,597 and $106,428 for each of the years ended January 31, 2006 and 2005, respectively.

                KIK TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARY

NOTE P - COMMITMENTS AND CONTINGENCIES - CONTINUED

Future amounts due under this agreement are as follows:

                                             Year ending
                                             January 31,             Amount
                                             -----------             ------
                                                2007                $110,680
                                                2008                 105,391
                                                2009                  48,585
                                                                    --------

                                               Totals               $264,656
                                                                    ========

EMPLOYMENT CONTRACT

KIK entered into an employment agreement with William M. Knooihuizen, the Company's current President and Director. The agreement started in May 2000 and was for an initial period of five (5) years at an annual salary in the amount of $143,000, to be paid weekly. Upon expiration in May 2005, the Company and it's officer agreed to continue this agreement in an unwritten form on an undefined, indefinite basis.

NOTE Q - SIGNIFICANT CUSTOMERS

During the years ended January 31, 2006 and 2005, respectively, the Company had four and three separate customers who were responsible for a significant portion of the Company's net revenues, accounts receivable and suppliers of various raw materials and components to the Company's manufacturing process. The following table shows the significance of these entities:

                                                      Accounts         Accounts
                                    Revenues         Receivable        Payable
                                    --------         ----------        -------
Year ended January 31, 2006
   Customer A                         28.98%           10.74%           48.05%
   Customer B                         25.73             3.48               --
   Customer C                          5.62            15.36             0.06
   Customer D                          6.28            11.08               --
   Others                             33.39            59.34            51.89
                                     ------           ------           ------

     Totals                          100.00%          100.00%          100.00%
                                     ======           ======           ======

Year ended January 31, 2005
   Customer A                         49.18%           35.02%           59.37%
   Customer B                         16.09             7.42             0.12
   Customer C                          6.59            18.32             0.52
   Others                             28.14            39.24            39.99
                                     ------           ------           ------

     Totals                          100.00%          100.00%          100.00%
                                     ======           ======           ======

                (Remainder of this page left blank intentionally)

                KIK TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARY

NOTE R - SELECTED FINANCIAL DATA (UNAUDITED)

The following is a summary of the quarterly results of operations for the years ended January 31, 2005 and 2004, respectively.

                                     Quarter ended     Quarter ended    Quarter ended    Quarter ended       Year ended
                                       April 30,         July 31,        October 31,       January 31,       January 31,
                                       ---------         --------        -----------       -----------       -----------
YEAR ENDED JANUARY 31, 2006
   Sales                             $   375,216       $   541,296       $   560,849       $   469,708       $ 1,947,069
   Gross profit                              577           147,853            40,488            29,097           218,015
   Net earnings after
    provision for
    income taxes                        (148,144)            3,207          (105,991)         (130,359)         (381,287)
   Basic and fully diluted
    earnings per share               $     (0.01)              nil               nil               nil       $     (0.01)
   Weighted average
    number of shares
    issued and outstanding            25,171,865        25,171,865        25,171,865        25,171,865        25,171,865

YEAR ENDED JANUARY 31, 2005
   Sales                             $   791,111       $   511,720       $   704,469       $   455,677       $ 2,462,977
   Gross profit                          107,642            14,866           119,193           (19,671)          222,030
   Net earnings after
    provision for
    income taxes                         (56,101)         (142,464)          (32,265)         (203,886)         (434,716)
   Basic and fully diluted
    earnings per share                       nil       $     (0.01)              nil       $     (0.01)      $     (0.02)
   Weighted average
    number of shares
    issued and outstanding            25,021,865        25,038,169        25,171,865        25,171,865        25,101,375

YEAR ENDED JANUARY 31, 2004
   Sales                             $   792,156       $   929,571       $   990,843       $   926,719       $ 3,639,289
   Gross profit                          122,215           137,817           116,462           145,738           522,232
   Net earnings after
    provision for
    income taxes                         (61,636)          (40,059)          (49,959)          (47,483)         (199,137)
   Basic and fully diluted
    earnings per share                       nil               nil               nil               nil       $     (0.01)
   Weighted average
    number of shares
    issued and outstanding            24,311,934        24,990,579        25,021,865        25,021,865        24,840,873

NOTE S - SUBSEQUENT EVENT

During the First Quarter of Fiscal 2007, KTTI advanced an additional $50,000 to KTI for working capital purposes.