Form 10QSB
period 2006-04-30
KIK TECHNOLOGY INTERNATIONAL INC
filed 2006-06-15
CIK 1109662

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

--------------------------------------------------------------------------------
(Mark one)

[X] Quarterly Report Under Section 13 or 15(d) of The Securities Exchange
    Act of 1934

    For the quarterly period ended April 30, 2006

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: June 14, 2006: 25,171,865

Transitional Small Business Disclosure Format (check one): YES [ ] NO [X]

                       KIK TECHNOLOGY INTERNATIONAL, INC.

                Form 10-QSB for the Quarter ended April 30, 2006

                                Table of Contents


                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

   Item 1  Financial Statements                                               3

   Item 2  Management's Discussion and Analysis or Plan of Operation         18

   Item 3  Controls and Procedures                                           20


PART II - OTHER INFORMATION

   Item 1  Legal Proceedings                                                 21

   Item 2  Unregistered Sales of Equity Securities and Use of Proceeds       21

   Item 3  Defaults Upon Senior Securities                                   21

   Item 4  Submission of Matters to a Vote of Security Holders               21

   Item 5  Other Information                                                 21

   Item 6  Exhibits                                                          21

SIGNATURES                                                                   21

                                     PART I

ITEM 1 - FINANCIAL STATEMENTS

                KIK TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                             April 30, 2006 and 2005

                                   (UNAUDITED)

                                                                          April 30,             April 30,
                                                                            2006                  2005
                                                                         -----------           -----------
                                     ASSETS
CURRENT ASSETS
   Cash on hand and in bank                                              $     8,459           $    52,158
   Accounts receivable
     Trade, net of allowance for doubtful accounts
      of approximately $15,758 and $13,882, respectively                     238,815               235,864
     Other                                                                    10,680                 8,544
   Inventories                                                               204,060               252,673
   Prepaid expenses                                                               --                    --
                                                                         -----------           -----------
      TOTAL CURRENT ASSETS                                                   462,014               549,239
                                                                         -----------           -----------
PROPERTY AND EQUIPMENT - AT COST,
 NET OF ACCUMULATED DEPRECIATION                                             103,327               122,868
                                                                         -----------           -----------
OTHER ASSETS
   Funds held in trust by officer                                             53,400                53,400
   Refundable deposits                                                         4,800                 4,800
                                                                         -----------           -----------
      TOTAL OTHER ASSETS                                                      58,200                58,200
                                                                         -----------           -----------

TOTAL ASSETS                                                             $   623,541           $   730,307
                                                                         ===========           ===========
                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
   Notes payable to investors                                            $    68,000           $    49,000
   Current maturity of capital lease payable                                   4,148                 4,566
   Accounts payable - trade                                                  372,502               457,481
   Other accrued expenses                                                     44,230                39,375
   Management fee payable to majority shareholder                            390,000               270,000
   Advances from majority shareholder                                        116,000                16,000
                                                                         -----------           -----------
      TOTAL CURRENT LIABILITIES                                              994,880               836,422
                                                                         -----------           -----------
LONG-TERM DEBT
   Notes payable to investors, net of current maturities                          --                19,000
   Capital lease payable, net of current maturities                               --                 4,652
                                                                         -----------           -----------
      TOTAL LIABILITIES                                                      994,880               860,074
                                                                         -----------           -----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
   Common stock - $0.001 par value
     100,000,000 shares authorized
     25,171,865 shares issued and outstanding                                 25,172                25,172
   Additional paid-in capital                                              5,152,423             5,152,423
   Accumulated deficit                                                    (5,548,934)           (5,307,362)
                                                                         -----------           -----------
      TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                  (371,339)             (129,767)
                                                                         -----------           -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                     $   623,541           $   730,307
                                                                         ===========           ===========

   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                KIK TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARY
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                   Three months ended April 30, 2006 and 2005

                                   (UNAUDITED)

                                                         Three months           Three months
                                                            ended                  ended
                                                           April 30,              April 30,
                                                             2006                   2005
                                                         ------------           ------------
REVENUES - net of returns and allowances                 $    596,844           $    375,216
COST OF SALES                                                (453,303)              (374,639)
                                                         ------------           ------------

GROSS PROFIT                                                  143,541                    577
                                                         ------------           ------------
OPERATING EXPENSES
   Selling, general and administrative expenses               151,009                146,873
                                                         ------------           ------------

LOSS FROM OPERATIONS                                           (7,468)              (146,296)

OTHER INCOME
   Interest and other income (expense) - net                     (961)                (1,848)
                                                         ------------           ------------

LOSS BEFORE PROVISION FOR INCOME TAXES                         (8,429)              (148,144)

PROVISION FOR INCOME TAXES                                         --                     --
                                                         ------------           ------------

NET LOSS                                                       (8,429)              (148,144)

OTHER COMPREHENSIVE INCOME                                         --                     --
                                                         ------------           ------------

COMPREHENSIVE LOSS                                       $     (8,429)          $   (148,144)
                                                         ============           ============
Net loss per weighted-average share
 of common stock outstanding, calculated
 on Net Loss - basic and fully diluted                   $      (0.00)          $      (0.01)
                                                         ============           ============
Weighted-average number of shares
 of common stock outstanding                               25,171,865             25,171,865
                                                         ============           ============

   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                KIK TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Three months ended April 30, 2006 and 2005

                                   (UNAUDITED)

                                                                 Three months        Three months
                                                                    ended               ended
                                                                   April 30,           April 30,
                                                                     2006                2005
                                                                   ---------           ---------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss for the period                                         $  (8,429)          $(148,144)
   Adjustments to reconcile net loss to net cash
    provided by operating activities
      Depreciation and amortization                                    7,490               7,325
   (Increase) Decrease in
      Accounts receivable - trade and other                          (74,376)             68,779
      Inventory                                                       11,369                 761
      Prepaid expenses and other                                         223                 384
   Increase (Decrease) in
      Accounts payable                                               (11,234)             35,676
      Other accrued expenses                                             952                (387)
      Accrued management fees to parent company                       30,000              30,000
                                                                   ---------           ---------
NET CASH USED IN OPERATING ACTIVITIES                                (44,005)             (5,606)
                                                                   ---------           ---------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment                                 (6,933)             (1,053)
                                                                   ---------           ---------
NET CASH USED IN INVESTING ACTIVITIES                                 (6,933)             (1,053)
                                                                   ---------           ---------
CASH FLOWS FROM FINANCING ACTIVITIES
   Advances from majority shareholder                                 50,000                  --
   Payments on long-term capital lease                                  (794)             (1,088)
                                                                   ---------           ---------
NET CASH USED IN FINANCING ACTIVITIES                                 49,206              (1,088)
                                                                   ---------           ---------

INCREASE (DECREASE) IN CASH                                           (1,732)             (7,747)
Cash at beginning of period                                           10,191              59,905
                                                                   ---------           ---------

CASH AT END OF PERIOD                                              $   8,459           $  52,158
                                                                   =========           =========
SUPPLEMENTAL DISCLOSURE OF INTEREST AND INCOME TAXES PAID
   Interest paid for the period                                    $   1,051           $   4,618
                                                                   =========           =========
   Income taxes paid for the period                                $      --           $      --
                                                                   =========           =========
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
 FINANCING ACTIVITIES                                              $      --           $      --
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

Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company's system of internal accounting control is designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods being presented

During interim periods, the Company follows the accounting policies set forth in its annual audited financial statements filed with the U. S. Securities and Exchange Commission on its Annual Report on Form 10-KSB for the year ended January 31, 2006. The information presented within these interim financial statements may not include all disclosures required by generally accepted accounting principles and the users of financial information provided for interim periods should refer to the annual financial information and footnotes when reviewing the interim financial results presented herein.

In the opinion of management, the accompanying interim financial statements, prepared in accordance with the U. S. Securities and Exchange Commission's
instructions   for  Form  10-QSB,   are   unaudited  and  contain  all  material
adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending January 31, 2007.

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

     In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company follows the policy of evaluating all property and equipment as of the end of each reporting quarter. For each of the quarters ended April 30, 2006 and 2005, no charges to operations were made for impairments in the future benefit or recoverability of property and equipment.

5.   INCOME TAXES

     The Company uses the asset and liability method of accounting for income taxes. At April 30, 2006 and 2005, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

     As of April 30, 2006 and 2005, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved.

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

     As of April 30, 2006 and 2005, the Company's issued and outstanding warrants, options and convertible debt are considered antidilutive due to the Company's net operating loss position.

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

     In December 2002, FASB issued Statement of Financial Accounting Standards No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure" (SFAS 148). This statement amends SFAS 123 and provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. This statement also amends the disclosure requirements of SFAS 123 to require more prominent and frequent disclosures in financial statements about the effects of stock-based compensation. The transition guidance and annual disclosure provisions of SFAS 148 are effective for financial statements issued for fiscal years ending after December 15, 2002. Effective November 1, 2003, the first day of the reporting quarter including the effective date of SFAS 148, the Company's Board of Directors, in conjunction with public opinion and SFAS 148, elected to expense the imputed compensation cost related to any stock options granted during Fiscal 2003 and for future periods. The Company has not issued any stock options since the adoption of SFAS 148 and has not experienced a material impact on our results of operations or financial condition.

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

NOTE F - CONCENTRATIONS OF CREDIT RISK

KTII and KTI maintain their respective cash accounts in financial institutions subject to insurance coverage issued by the Federal Deposit Insurance
Corporation (FDIC). Under FDIC rules, both KTII and KTI are entitled to aggregate coverage of $100,000 per account type per separate legal entity per financial institution. During the years ended January 31, 2006 and 2005, and through the quarter ended April 30, 2006, respectively, the various entities, from time-to-time, had deposits in a financial institution with credit risk exposures in excess of statutory FDIC coverage. The Company has incurred no losses during Fiscal 2006 and 2005, and subsequent thereto, as a result of any unsecured situations.

                KIK TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARY

NOTE G - INVENTORIES

Inventories consist of the following at April 30, 2006 and 2005:

                                      April 30,     April 30,
                                        2006          2005
                                      --------      --------
     Raw materials                    $ 34,906      $ 31,898
     Finished goods                    169,154       220,775
                                      --------      --------

     Total                            $204,060      $252,673
                                      ========      ========

NOTE H - PROPERTY AND EQUIPMENT

Property and equipment consists of the following at April 30, 2006 and 2005:

                                      April 30,     April 30,
                                        2006          2005        Estimated life
                                      ---------     ---------     --------------
     Machinery and Equipment          $ 605,850     $ 598,954         7 years
     Office furniture and fixtures       12,138        25,441         5 years
     Leasehold improvements              18,029        14,180         2 years
     Vehicles                             9,279         9,279         5 years
                                      ---------     ---------
                                        645,296       647,854
     Less accumulated depreciation     (541,969)     (524,986)
                                      ---------     ---------

     Net property and equipment       $ 103,327     $ 122,868
                                      =========     =========

Depreciation expense for the quarters ended April 30, 2006 and 2005 was approximately $7,490 and $7,325, respectively.

NOTE I - FUNDS HELD IN TRUST BY OFFICER

In May 2001, the Company advanced $53,400 to its President to hold in trust as a contingency fund for the sole use of the Company in the event of a unanticipated cash shortfall. The advance bears interest at 4.0% annually and is unsecured. The original documentation required repayment of the advance and accrued, but unpaid, interest in May 2003. As of April 30, 2006, and subsequently, with the approval of the Company's Board of Directors, the Company's President continues to maintain these funds as trustee on behalf of the Company.

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
                                Company's stock price over the past Fiscal year.
Expected dividends:             Zero (0.00) based on past performance.
Anticipated risk free
 interest rate:                 Estimated to be 2.80%.

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

The aggregate maturities of the notes are as follows:

     Balance as of April 30, 2006                                 $ 68,000
     Less current portion                                          (68,000)
                                                                  --------

     Long-term portion                                            $     --
                                                                  ========

NOTE K - CAPITAL LEASE PAYABLE

Capital lease payable is as follows:

                                                          April 30,    April 30,
                                                            2006         2005
                                                          --------     --------
$21,080 capital lease payable to a finance corporation
 Interest at 8.60%.  Payable in monthly installments
 of approximately $432, including accrued interest
 Final maturity due in April 2007.  Collateralized by
 equipment                                                $  4,148     $  9,218

     Less current maturities                                (4,158)      (4,566)
                                                          --------     --------

     Long-term portion                                    $     --     $  4,652
                                                          ========     ========

Future maturities of long-term capital leases payable are

                                                 Year ending
                                                 January 31,            Amount
                                                 -----------            ------
                                                    2007                $3,723
                                                    2008                   425
                                                                        ------

                                                    Total               $4,148
                                                                        ======

                KIK TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARY

NOTE L - INCOME TAXES

The components of income tax (benefit) expense for the quarters ended April 30, 2006 and 2005, respectively, are as follows:

                                              April 30,             April 30,
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

The Company's income tax expense for the quarters ended April 30, 2006 and 2005, respectively, are as follows:

                                                      April 30,       April 30,
                                                        2006            2005
                                                      --------        --------

Statutory rate applied to loss before income taxes    $ (2,900)       $(50,400)
Increase (decrease) in income taxes resulting from:
  State income taxes                                        --              --
  Other, including reserve for deferred tax asset        2,900          50,400
                                                      --------        --------

    Income tax expense                                $     --        $     --
                                                      ========        ========

Temporary differences due to statutory requirements in the recognition of assets and liabilities for tax and financial reporting purposes, generally including such items as organizational costs, accumulated depreciation and amortization, allowance for doubtful accounts, organizational and start-up costs and vacation accruals. These differences give rise to the financial statement carrying amounts and tax bases of assets and liabilities causing either deferred tax assets or liabilities, as necessary, as of April 30, 2006 and 2005, respectively:

                                               April 30,             April 30,
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
                                              ===========           ===========

During the quarters ended April 30, 2006 and 2005, respectively, the valuation allowance for the deferred tax asset increased nominally.

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

The following table lists the issued and outstanding stock warrants as of January 31, 2006 and 2005, respectively:

                                                    Warrants
                                                     issued       Exercise price
                                                     ------       --------------
     Balance at February 1, 2004                    2,300,000
        Granted                                            --         $0.05
        Exercised                                          --
        Forfeited/Expired                          (2,300,000)        $0.05
                                                   ----------

     Balance at January 31, 2005                           --
        Granted                                            --
        Exercised                                          --
        Forfeited/Expired                                  --
                                                   ----------

     Balance at January 31, 2006                           --

        Granted                                            --
        Exercised                                          --
        Forfeited/Expired                                  --
                                                   ----------

     Balance at April 30, 2006                             --
                                                   ==========

     Warrants exercisable at April 30, 2006                --
                                                   ==========

     Weighted-average exercise price per warrant          N/A
                                                   ==========

NOTE O - RELATED PARTY TRANSACTIONS

During each of the years ended January 31, 2006 and 2005 and during the three month periods ended April 30, 2006 and 2005, respectively, the Company accrued approximately $120,000 annually or approximately $30,000 per quarter for administrative service fees payable to KTTI.

During Fiscal 2006, KTTI advanced KTI $50,000 for working capital purposes. This advance is non-interest bearing and has no scheduled repayment date.

During the first quarter of Fiscal 2007, KTTI advanced KTI an additional $50,000 for working capital purposes. This advance is non-interest bearing and has no scheduled repayment date.

                KIK TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARY

NOTE P - COMMITMENTS AND CONTINGENCIES

LEASED FACILITIES

The Company leases its facilities under a non-cancellable operating lease, which expires in May 2008. The lease requires monthly payments as follows: $8,307 for the first 12 months; $8,639 for the next 12 months and $8,984 for the next 12 months. Rent expense incurred under this lease was approximately $108,597 and $106,428 for each of the years ended January 31, 2006 and 2005 and approximately $29,952 and $27,741 for each of the three months ended April 30, 2006 and 2005, respectively.

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
                                      ======           ======          ======

                KIK TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARY

NOTE R - SELECTED FINANCIAL DATA (UNAUDITED)

The following is a summary of the quarterly results of operations for the years ended January 31, 2005 and 2004, respectively.

                                Quarter ended     Quarter ended   Quarter ended    Quarter ended      Year ended
                                  April 30,         July 31,        October 31,      January 31,      January 31,
                                  ---------         --------        -----------      -----------      -----------
YEAR ENDING JANUARY 31, 2007
   Sales                        $   596,844
   Gross profit                     143,541
   Net earnings after
    provision for
    income taxes                     (8,429)
   Basic and fully diluted
    earnings per share                  nil
   Weighted average
    number of shares
    issued and outstanding       25,171,865

YEAR ENDED JANUARY 31, 2006
   Sales                        $   375,216       $   541,296       $   560,849      $   469,708      $ 1,947,069
   Gross profit                         577           147,853            40,488           29,097          218,015
   Net earnings after
    provision for
    income taxes                   (148,144)            3,207          (105,991)        (130,359)        (381,287)
   Basic and fully diluted
    earnings per share          $     (0.01)              nil               nil              nil      $     (0.01)
   Weighted average
    number of shares
    issued and outstanding       25,171,865        25,171,865        25,171,865       25,171,865       25,171,865

YEAR ENDED JANUARY 31, 2005
   Sales                        $   791,111       $   511,720       $   704,469      $   455,677      $ 2,462,977
   Gross profit                     107,642            14,866           119,193          (19,671)         222,030
   Net earnings after
    provision for
    income taxes                    (56,101)         (142,464)          (32,265)        (203,886)        (434,716)
   Basic and fully diluted
    earnings per share                  nil       $     (0.01)              nil      $     (0.01)     $     (0.02)
   Weighted average
    number of shares
    issued and outstanding       25,021,865        25,038,169        25,171,865       25,171,865       25,101,375

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

(2) RESULTS OF OPERATIONS, LIQUIDITY AND CAPITAL RESOURCES OR PLAN OF OPERATION

OVERVIEW

During the three months ended April 30, 2006 and 2005, respectively, the Company achieved revenues of approximately $597,000 and $375,000. These revenues were derived primarily from the sale of tire products. Net loss for the three months ended April 30, 2006 and 2005 was approximately $(8,400) and $(148,000), respectively. The net loss for each of these quarters includes a $30,000 charge for administrative services to the Company from KIK Tire Technologies Inc., the Company's publicly-owned Canadian majority shareholder. The net loss per share of common stock for the three months ended April 30, 2006 and 2005, respectively, was approximately $0.00 and $(0.01).

RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes.

THREE MONTHS ENDED APRIL 30, 2006 COMPARED TO THE THREE MONTHS ENDED APRIL 30, 2005

The Company posted net sales of approximately $597,000 for the three months ended April 30, 2006 as compared to net sales of approximately $375,000 for the three months ended April 30, 2005.

The Company's cost of sales increased by approximately $78,000 to approximately $453,000 for the three months ended April 30, 2005 as compared to approximately $375,000 for the three months ended April 30, 2005. This increase profiles comparably to the increase in sales over the same calendar period of the previous year. The Company continues to experience certain price increases in key raw materials which have not been passed through in their entirety due to competitive pressures from comparable products produced in Asian markets. All other costs related to production were relatively stable from the end of Fiscal 2005 through the first quarter of Fiscal 2007. In spite of competitive pressures and difficulties in obtaining raw feedstock materials as a result of the effects of Hurricane Katrina and Rita on refineries located on the U. S. Gulf Coast, the Company managed a slight increase in it's gross profit margin to approximately 24.05% (approximately $144,000) for Fiscal 2007 as compared to approximately 0.15% (approximately $600) for Fiscal 2006. The Company continues to experience economic pricing pressures caused by foreign competition and increases in domestic raw material costs, which are directly related to the cost of crude oil from both foreign and domestic markets. Management is aware of this situation and continues to evaluate all productive alternatives to restore the gross profit percentages experienced in prior years.

General and administrative expenses increased nominally from approximately $147,000 for the three months ended April 30, 2005 to approximately $151,000 for the three months ended April 30, 2006. To the extent possible, management monitors and controls the variable expenditures related to the Company's administration. Included in these costs is a $10,000 per month ($30,000 per quarter) administrative charge to KIK Tire Technologies Inc., the Company's publicly-owned Canadian majority shareholder.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash and cash equivalents of approximately $8,500, $10,200 and $52,000 at April 30, 2006, January 31, 2006 and April 30, 2005, respectively. The Company maintained business liquidity and capital resources during the year adequate to fund all capital and operating expense requirements. Operations were primarily funded from internally generated funds, line of credit borrowings, and capital raised via a private placement of securities in previous years.

For the three months ended April 30, 2006 and 2005, net cash provided by (used in) operating activities was approximately $(44,000) and $(5,600), respectively. Net cash provided by operating activities consists of cash received from sales of products to customers, less purchases of raw materials, payment of payroll and payment of other general operating expenses, including interest.

Cash used in investing activities was approximately $(7,000) and $(1,100) for each of the three months ended April 30, 2006 and 2005, respectively. These cash utilizations was due solely to the acquisition of equipment used in the manufacturing process.

The Company experienced cash derived from (used in) financing activities of approximately $49,200 and $(1,100) in the first three months of Fiscal 2007 and Fiscal 2006, respectively. These expenditures are related to payments on the Company's capital lease financing obligation. The Company also received a $50,000 cash advance during the first quarter of Fiscal 2007 from it's majority shareholder to provide additional working capital.

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

In December 2002, FASB issued Statement of Financial Accounting Standards No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure" (SFAS
148). This statement amends SFAS 123 and provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. This statement also amends the disclosure requirements of SFAS 123 to require more prominent and frequent disclosures in financial statements about the effects of stock-based compensation. The transition guidance and annual disclosure provisions of SFAS 148 are effective for financial statements issued for fiscal years ending after December 15, 2002. Effective November 1, 2003, the first day of the reporting quarter including the effective date of SFAS 148, the Company's Board of Directors, in conjunction with public opinion and SFAS 148, elected to expense the imputed compensation cost related to any stock options granted during Fiscal 2003 and for future periods. The Company has not issued any stock options since the adoption of SFAS 148 and has not experienced a material impact on our results of operations or financial condition.

In December 2004, the FASB issued SFAS 123(R), "Share-Based Payment." SFAS 123(R) amends SFAS 123, "Accounting for Stock-Based Compensation," and APB Opinion 25, "Accounting for Stock Issued to Employees." SFAS 123(R) requires that the cost of share-based payment transactions (including those with employees and non-employees) be recognized in the financial statements. SFAS 123(R) applies to all share-based payment transactions in which an entity acquires goods or services by issuing (or offering to issue) its shares, share options, or other equity instruments (except for those held by an ESOP) or by incurring liabilities (1) in amounts based (even in part) on the price of the entity's shares or other equity instruments, or (2) that require (or may require) settlement by the issuance of an entity's shares or other equity instruments. This statement is effective (1) for public companies qualifying as SEC small business issuers, as of the first interim period or fiscal year beginning after December 15, 2005, or (2) for all other public companies, as of the first interim period or fiscal year beginning after June 15, 2005, or (3) for all nonpublic entities, as of the first fiscal year beginning after December 15, 2005. There was no significant impact to the Company's financial statements upon the adoption of SFAS No. 123(R).

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


Dated: June 14, 2006                        /s/ Kuldip C. Baid
       -------------                        ------------------------------------
                                                                  Kuldip C. Baid
                                                         Chief Financial Officer
                                                                    and Director