Form 10QSB
period 2006-07-31
KIK TECHNOLOGY INTERNATIONAL INC
filed 2006-08-23
CIK 1109662

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

--------------------------------------------------------------------------------
(Mark one)

[X] Quarterly Report Under Section 13 or 15(d) of The Securities Exchange
    Act of 1934

    For the quarterly period ended July 31, 2006

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: August 22, 2006: 25,321,865

Transitional Small Business Disclosure Format (check one): YES [ ] NO [X]

                       KIK TECHNOLOGY INTERNATIONAL, INC.

                 Form 10-QSB for the Quarter ended July 31, 2006

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

                                     PART I

ITEM 1 - FINANCIAL STATEMENTS

                KIK TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                             July 31, 2006 and 2005

                                   (UNAUDITED)

                                                                          July 31,              July 31,
                                                                            2006                  2005
                                                                         -----------           -----------
                                     ASSETS
CURRENT ASSETS
   Cash on hand and in bank                                              $    27,724           $    27,723
   Accounts receivable
     Trade, net of allowance for doubtful accounts
       of approximately $1,016 and $13,686, respectively                     327,075               228,861
     Other                                                                    11,214                 9,078
   Inventories                                                               196,555               324,790
                                                                         -----------           -----------
      TOTAL CURRENT ASSETS                                                   562,568               590,452
                                                                         -----------           -----------
PROPERTY AND EQUIPMENT - AT COST,
 NET OF ACCUMULATED DEPRECIATION                                              95,636               116,030
                                                                         -----------           -----------
OTHER ASSETS
   Funds held in trust by officer                                             53,400                53,400
   Refundable deposits                                                         4,800                 4,800
                                                                         -----------           -----------
      TOTAL OTHER ASSETS                                                      58,200                58,200
                                                                         -----------           -----------

TOTAL ASSETS                                                             $   716,404           $   764,682
                                                                         ===========           ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
   Notes payable to investors                                            $    68,000           $    49,000
   Current maturity of capital lease payable                                   2,934                 4,667
   Accounts payable - trade                                                  515,661               459,591
   Other accrued expenses                                                     45,475                39,545
   Management fee payable to majority shareholder                            420,000               300,000
   Advances from majority shareholder                                        116,000                16,000
                                                                         -----------           -----------
      TOTAL CURRENT LIABILITIES                                            1,168,070               868,803
                                                                         -----------           -----------
LONG-TERM DEBT
   Notes payable to investors, net of current maturities                          --                19,000
   Capital lease payable, net of current maturities                               --                 3,439
                                                                         -----------           -----------
      TOTAL LIABILITIES                                                    1,168,070               891,242
                                                                         -----------           -----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
   Common stock - $0.001 par value
     100,000,000 shares authorized
     25,321,865 and 25,171,865 shares issued and outstanding                  25,322                25,172
   Additional paid-in capital                                              5,158,273             5,152,423
   Accumulated deficit                                                    (5,635,261)           (5,304,155)
                                                                         -----------           -----------
      TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                  (451,666)             (126,560)
                                                                         -----------           -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                     $   716,404           $   764,682
                                                                         ===========           ===========

   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                KIK TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARY
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                Six and Three months ended July 31, 2006 and 2005

                                   (UNAUDITED)

                                                  Six months        Six months       Three months      Three months
                                                    ended             ended             ended             ended
                                                   July 31,          July 31,          July 31,          July 31,
                                                     2006              2005              2006              2005
                                                  -----------       -----------       -----------       -----------
REVENUES - net of returns and allowances          $ 1,174,920       $   916,512       $   578,076       $   541,296
COST OF SALES                                        (961,565)         (768,082)         (508,262)         (393,443)
                                                  -----------       -----------       -----------       -----------

GROSS PROFIT                                          213,355           148,430            69,814           147,853
                                                  -----------       -----------       -----------       -----------

OPERATING EXPENSES
   Selling, general and
     administrative expenses                          306,695           290,162           155,686           143,289
                                                  -----------       -----------       -----------       -----------

LOSS FROM OPERATIONS                                  (93,340)         (141,732)          (85,872)            4,564

OTHER INCOME
   Interest and other income (expense) - net           (1,416)           (3,205)             (455)           (1,357)
                                                  -----------       -----------       -----------       -----------

LOSS BEFORE PROVISION FOR INCOME TAXES                (94,756)         (144,937)          (86,327)            3,207

PROVISION FOR INCOME TAXES                                 --                --                --                --
                                                  -----------       -----------       -----------       -----------

NET LOSS                                              (94,756)         (144,937)          (86,327)            3,207

OTHER COMPREHENSIVE INCOME                                 --                --                --                --
                                                  -----------       -----------       -----------       -----------

COMPREHENSIVE LOSS                                $   (94,756)      $  (144,937)      $   (86,327)      $     3,207
                                                  ===========       ===========       ===========       ===========
Netloss per weighted-average share of
 common stock outstanding, calculated on
 Net Loss - basic and fully diluted                       nil       $     (0.01)              nil               nil
                                                  ===========       ===========       ===========       ===========
Weighted-average number of shares
   of common stock outstanding                     25,172,694        25,171,865        25,173,495        25,171,865
                                                  ===========       ===========       ===========       ===========

   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                KIK TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Six months ended July 31, 2006 and 2005

                                   (UNAUDITED)

                                                                   Six months         Six months
                                                                     ended               ended
                                                                    July 31,            July 31,
                                                                     2006                2005
                                                                   ---------           ---------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss for the period                                         $ (94,756)          $(144,937)
   Adjustments to reconcile net loss to net cash
    provided by operating activities
      Depreciation and amortization                                   15,251              15,490
      Consulting fees paid with common stock                           6,000                  --
      (Increase) Decrease in
        Accounts receivable - trade and other                       (163,170)             75,248
        Inventory                                                     18,874             (71,356)
        Prepaid expenses and other                                       223                 384
      Increase (Decrease) in
        Accounts payable                                             131,925              37,786
        Other accrued expenses                                         2,197                (217)
        Accrued management fees to parent company                     60,000              60,000
                                                                   ---------           ---------
NET CASH USED IN OPERATING ACTIVITIES                                (23,456)            (27,602)
                                                                   ---------           ---------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment                                 (7,003)             (2,380)
                                                                   ---------           ---------
NET CASH USED IN INVESTING ACTIVITIES                                 (7,003)             (2,380)
                                                                   ---------           ---------
CASH FLOWS FROM FINANCING ACTIVITIES
   Advances from majority shareholder                                 50,000                  --
   Payments on long-term capital lease                                (2,008)             (2,200)
                                                                   ---------           ---------
NET CASH USED IN FINANCING ACTIVITIES                                 47,992              (2,200)
                                                                   ---------           ---------

INCREASE (DECREASE) IN CASH                                           17,533             (32,182)
Cash at beginning of period                                           10,191              59,905
                                                                   ---------           ---------

CASH AT END OF PERIOD                                              $  27,724           $  27,723
                                                                   =========           =========
SUPPLEMENTAL DISCLOSURE OF INTEREST AND INCOME TAXES PAID
   Interest paid for the period                                    $   2,076           $   2,277
                                                                   =========           =========
   Income taxes paid for the period                                $      --           $      --
                                                                   =========           =========
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
 FINANCING ACTIVITIES                                              $      --           $      --
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

                KIK TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARY

NOTE B - PREPARATION OF FINANCIAL STATEMENTS - CONTINUED

These financial statements reflect the books and records of KIK Technology International, Inc. (KTII) and KIK Technology, Inc. (KTI) as of and for the six and three months ended July 31, 2006 and 2005, respectively. All significant intercompany transactions have been eliminated in consolidation. The consolidated entities are referred to as Company.

NOTE C - GOING CONCERN UNCERTAINTY

The Company's principal raw materials are produced from petroleum feedstocks and, therefore, are subject to disruption and price variances related to the global availability of crude oil.

In prior years, a significant supplier of these raw materials was also a major customer for the Company's products. The Company's sales side of this relationship began to dissolve during the year ended January 31, 2005 and further diminished significantly in the year ended January 31, 2006.

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

     In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company follows the policy of evaluating all property and equipment as of the end of each reporting quarter. For each of the respective six and three month periods ended July 31, 2006 and 2005, no charges to operations were made for impairments in the future benefit or recoverability of property and equipment.

5.   INCOME TAXES

     The Company uses the asset and liability method of accounting for income taxes. At July 31, 2006 and 2005, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

     As of July 31, 2006 and 2005, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved.

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

     As of July 31, 2006 and 2005, the Company's issued and outstanding warrants, options and convertible debt are considered antidilutive due to the Company's net operating loss position.

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

NOTE F - CONCENTRATIONS OF CREDIT RISK

KTII and KTI maintain their respective cash accounts in financial institutions subject to insurance coverage issued by the Federal Deposit Insurance
Corporation (FDIC). Under FDIC rules, both KTII and KTI are entitled to aggregate coverage of $100,000 per account type per separate legal entity per financial institution. During the years ended January 31, 2006 and 2005, and through the quarter ended July 31, 2006, respectively, the various entities, from time-to-time, had deposits in a financial institution with credit risk exposures in excess of statutory FDIC coverage. The Company has incurred no losses during Fiscal 2006 and 2005, and subsequent thereto, as a result of any unsecured situations.

NOTE G - INVENTORIES

Inventories consist of the following at July 31, 2006 and 2005:

                                             July 31,              July 31,
                                               2006                  2005
                                             --------              --------
     Raw materials                           $ 32,125              $ 68,852
     Finished goods                           164,430               255,938
                                             --------              --------

     Total                                   $196,555              $324,790
                                             ========              ========

                KIK TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARY

NOTE H - PROPERTY AND EQUIPMENT

Property and equipment consists of the following at July 31, 2006 and 2005:

                                       July 31,       July 31,
                                        2006           2005       Estimated life
                                      ---------      ---------    --------------
     Machinery and Equipment          $ 605,921      $ 600,121       7 years
     Office furniture and fixtures       12,138         25,441       5 years
     Leasehold improvements              18,029         14,180       2 years
     Vehicles                             9,279          9,279       5 years
                                      ---------      ---------
                                        645,367        649,021
     Less accumulated depreciation     (549,731)      (532,991)
                                      ---------      ---------

     Net property and equipment       $  95,636      $ 116,030
                                      =========      =========

Depreciation expense for the six months ended July 31, 2006 and 2005 was approximately $15,251 and $15,490, respectively.

NOTE I - FUNDS HELD IN TRUST BY OFFICER

In May 2001, the Company advanced $53,400 to its President to hold in trust as a contingency fund for the sole use of the Company in the event of a unanticipated cash shortfall. The advance bears interest at 4.0% annually and is unsecured. The original documentation required repayment of the advance and accrued, but unpaid, interest in May 2003. As of July 31, 2006, and subsequently, with the approval of the Company's Board of Directors, the Company's President continues to maintain these funds as trustee on behalf of the Company.

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

The aggregate maturities of the notes are as follows:

     Balance as of July 31, 2006                                  $ 68,000
     Less current portion                                          (68,000)
                                                                  --------

     Long-term portion                                            $     --
                                                                  ========

                KIK TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARY

NOTE K - CAPITAL LEASE PAYABLE

Capital lease payable is as follows:

                                                          July 31,      July 31,
                                                            2006          2005
                                                          -------       -------
$21,080 capital lease payable to a finance corporation
 Interest at 8.60%.  Payable in monthly installments
 of approximately $432, including accrued interest
 Final maturity due in April 2007.  Collateralized by
 equipment                                                $ 2,934       $ 8,106

   Less current maturities                                 (2,934)       (3,439)
                                                          -------       -------

   Long-term portion                                      $    --       $ 4,667
                                                          =======       =======

Future maturities of long-term capital leases payable are:

                                                       Year ending
                                                       January 31,      Amount
                                                       -----------      ------
                                                          2007          $2,509
                                                          2008             425
                                                                        ------

                                                          Total         $2,934
                                                                        ======

NOTE L - INCOME TAXES

The components of income tax (benefit) expense for the six months ended July 31, 2006 and 2005, respectively, are as follows:

                                              July 31,              July 31,
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

The Company's income tax expense for the six months ended July 31, 2006 and 2005, respectively, are as follows:

                                                        July 31,       July 31,
                                                          2006           2005
                                                        --------       --------
Statutory rate applied to loss before income taxes      $(32,200)      $(49,300)
Increase (decrease) in income taxes resulting from:
  State income taxes                                          --             --
  Other, including reserve for deferred tax asset         32,200         49,300
                                                        --------       --------
    Income tax expense                                  $     --       $     --
                                                        ========       ========

                KIK TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARY

NOTE L - INCOME TAXES - CONTINUED

Temporary differences due to statutory requirements in the recognition of assets and liabilities for tax and financial reporting purposes, generally including such items as organizational costs, accumulated depreciation and amortization, allowance for doubtful accounts, organizational and start-up costs and vacation accruals. These differences give rise to the financial statement carrying amounts and tax bases of assets and liabilities causing either deferred tax assets or liabilities, as necessary, as of July 31, 2006 and 2005, respectively:

                                                    July 31,          July 31,
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
                                                  ===========       ===========

During the six months ended July 31, 2006 and 2005, respectively, the valuation allowance for the deferred tax asset increased nominally.

NOTE M - COMMON STOCK TRANSACTIONS

In July 2004,  the Company  issued 150,000  restricted,  unregistered  shares of common stock in payment of a contract for professional services. This transaction was valued at approximately $6,000, which was equal to or in excess of the discounted closing price of the Company's common stock on the NASDAQ Electronic Bulletin Board on the date of the transaction. The Company relied upon Section 4(2) of The Securities Act of 1933, as amended, for an exemption from registration on these shares.

In July 2006,  the Company  issued 150,000  restricted,  unregistered  shares of common stock in payment of a contract for professional services. This transaction was valued at approximately $6,000, which was equal to or in excess of the closing price of the Company's common stock on the NASDAQ Electronic Bulletin Board on the date of the transaction. The Company relied upon Section 4(2) of The Securities Act of 1933, as amended, for an exemption from registration on these shares.

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

The following table lists the issued and outstanding stock warrants as of July 31, 2006 and 2005, respectively:

                                              Warrants
                                               issued        Exercise price
                                               ------        --------------
     Balance at January 31, 2005                  --
        Granted                                   --
        Exercised                                 --
        Forfeited/Expired                         --
                                               -----
     Balance at January 31, 2006                  --
        Granted                                   --
        Exercised                                 --
        Forfeited/Expired                         --
                                               -----
     Balance at July 31, 2006                     --
                                               =====

                KIK TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARY

NOTE O - RELATED PARTY TRANSACTIONS

During each of the years ended January 31, 2006 and 2005 and during the period(s) ended July 31, 2006 and 2005, respectively, the Company accrued approximately $120,000 annually or approximately $30,000 per quarter for administrative service fees payable to KTTI.

During Fiscal 2006, KTTI advanced KTI $50,000 for working capital purposes. This advance is non-interest bearing and has no scheduled repayment date.

During the first quarter of Fiscal 2007, KTTI advanced KTI an additional $50,000 for working capital purposes. This advance is non-interest bearing and has no scheduled repayment date.

NOTE P - COMMITMENTS AND CONTINGENCIES

LEASED FACILITIES

The Company leases its facilities under a non-cancellable operating lease, which expires in May 2008. The lease requires monthly payments as follows: $8,307 for the first 12 months; $8,639 for the next 12 months and $8,984 for the next 12 months. Rent expense incurred under this lease was approximately $108,597 and $106,428 for each of the years ended January 31, 2006 and 2005 and approximately $54,622 and $54,693 for each of the six month periods ended July 31, 2006 and 2005, respectively.

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

NOTE Q - SIGNIFICANT CUSTOMERS - CONTINUED

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
                                   ======            ======            ======

NOTE R - SELECTED FINANCIAL DATA (UNAUDITED)

The following is a summary of the quarterly results of operations for the year ending January 31, 2007 and each of the years ended January 31, 2006 and 2005, respectively.

                                   Quarter ended    Quarter ended     Quarter ended    Quarter ended      Year ended
                                     April 30,         July 31,        October 31,       January 31,      January 31,
                                     ---------         --------        -----------       -----------      -----------
YEAR ENDING JANUARY 31, 2007
  Sales                            $   596,844       $   578,076
  Gross profit                         143,541            69,814
  Net earnings after
   provision for
   income taxes                         (8,429)          (86,327)
  Basic and fully diluted
   earnings per share                      nil               nil
  Weighted average
   number of shares
   issued and outstanding           25,171,865        25,173,495


YEAR ENDED JANUARY 31, 2006
  Sales                            $   375,216       $   541,296       $   560,849      $   469,708      $ 1,947,069
  Gross profit                             577           147,853            40,488           29,097          218,015
  Net earnings after
   provision for
   income taxes                       (148,144)            3,207          (105,991)        (130,359)        (381,287)
  Basic and fully diluted
   earnings per share              $     (0.01)              nil               nil              nil      $     (0.01)
  Weighted average
   number of shares
   issued and outstanding           25,171,865        25,171,865        25,171,865       25,171,865       25,171,865

YEAR ENDED JANUARY 31, 2005
  Sales                            $   791,111       $   511,720       $   704,469      $   455,677      $ 2,462,977
  Gross profit                         107,642            14,866           119,193          (19,671)         222,030
  Net earnings after
   provision for
   income taxes                        (56,101)         (142,464)          (32,265)        (203,886)        (434,716)
  Basic and fully diluted
   earnings per share                      nil       $     (0.01)              nil      $     (0.01)     $     (0.02)
  Weighted average
   number of shares
   issued and outstanding           25,021,865        25,038,169        25,171,865       25,171,865       25,101,375

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

(2) RESULTS OF OPERATIONS, LIQUIDITY AND CAPITAL RESOURCES OR PLAN OF OPERATION

OVERVIEW

During the quarter ended July 31, 2006 and 2005, respectively, the Company achieved revenues of approximately $578,000 and $541,000. These revenues were derived primarily from the sale of tire products. Net income (loss) for the three months ended July 31, 2006 and 2005 was approximately $(86,300) and $3,200, respectively. The results from operations for each of the quarters includes a $30,000 charge for administrative services to the Company from KIK Tire Technologies Inc., the Company's publicly-owned Canadian majority shareholder. The net loss per share of common stock for the three months ended July 31, 2006 and 2005, respectively, was approximately $0.00 and $0.00.

RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes.

SIX MONTHS ENDED JULY 31, 2006 COMPARED TO THE SIX MONTHS ENDED JULY 31, 2005

The Company posted net sales of approximately $1,175,000 for the six months ended July 31, 2006 as compared to net sales of approximately $917,000 for the six months ended July 31, 2005.

The Company's cost of sales increased by approximately $194,000 to approximately $962,000 for the six months ended July 31, 2006 as compared to approximately $768,000 for the six months ended July 31, 2005. This increase reflects increases in raw materials which are dependent on crude oil prices and supply throughout the world. The Company continues to experience price increases in key raw materials which cannot be passed through in the form of price increases for the Company's urethane tire products in their entirety due to competitive pressures from comparable products produced in Asian markets. Except for increases in energy costs, all other costs related to production have remained relatively stable from the end of Fiscal 2005 through the second quarter of Fiscal 2007. In spite of competitive pressures and difficulties in obtaining raw feedstock materials as a result of the effects of Hurricane Katrina and Rita on refineries located on the U. S. Gulf Coast, the Company managed a slight increase in it's gross profit margin for the six months ended July 31, 2006 as compared to the six months ended July 31, 2005; 2006-approximately $213,000 or approximately 18.16% as compared to 2005 - approximately $148,000 or approximately 16.20%. The three months ended July 31, 2006 experienced a significant decline in gross profit and gross profit margin of approximately $70,000 (12.08%) from the comparable period ended July 31, 2005 of approximately $148,000 (27.31%). These results are directly related to the aforementioned pressures of increased raw material costs and the effect of foreign competition on market prices of comparable products being introduced into the U. S. marketplace.

While the Company continues to experience economic pricing pressures caused by foreign competition and increases in domestic raw material costs, which are directly related to the cost of crude oil from both foreign and domestic market, management is aware of this situation and continues to evaluate all productive alternatives to restore the gross profit percentages experienced in prior years.

General and administrative expenses increased nominally from approximately $290,000 for the six months ended July 31, 2005 to approximately $307,000 for the six months ended July 31, 2006. To the extent possible, management monitors and controls the variable expenditures related to the Company's administration. Included in these costs is a $10,000 per month ($30,000 per quarter)
administrative charge to KIK Tire Technologies Inc., the Company's publicly-owned Canadian majority shareholder.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash and cash equivalents of approximately $27,700, $10,200 and $27,700 at July 31, 2006, January 31, 2006 and July 31, 2005, respectively. The Company maintained business liquidity and capital resources during the year adequate to fund all capital and operating expense requirements. Operations were primarily funded from internally generated funds, line of credit borrowings, and capital raised via a private placement of securities in previous years. During the 4th quarter of Fiscal 2006 (ended January 31, 2006) and the 1st quarter of Fiscal 2007 (ended April 30, 2006), the Company received two separate advances of $50,000 each from it's parent company to support operations and provide additional working capital.

For the six months ended July 31, 2006 and 2005, net cash provided by (used in) operating activities was approximately $(23,000) and $(28,000), respectively. Net cash provided by operating activities consists of cash received from sales of products to customers, less purchases of raw materials, payment of payroll and payment of other general operating expenses, including interest.

Cash used in investing activities was approximately $(7,000) and $(2,400) for each of the six month periods ended July 31, 2006 and 2005, respectively. These cash utilizations was due solely to the acquisition of equipment used in the manufacturing process.

The Company experienced cash derived from (used in) financing activities of approximately $48,000 and $(2,200) in the first six months of Fiscal 2007 and Fiscal 2006, respectively. These expenditures are related to payments on the Company's capital lease financing obligation. The Company also received a $50,000 cash advance during the first quarter of Fiscal 2007 from it's majority shareholder to provide additional working capital.

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

ITEM 8A - CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of July 31, 2006. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to our Company required to be included in our reports filed or submitted under the Exchange Act.

(b) Changes in Internal Controls

There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended July 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                          PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

None

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In July 2006, the Company issued 150,000 restricted, unregistered shares of common stock to The Compeller Group, Ltd. in payment of a contract for professional services. This transaction was valued at approximately $6,000, which was equal to or in excess of the closing price of the Company's common stock on the NASDAQ Electronic Bulletin Board on the date of the transaction. The Company relied upon Section 4(2) of The Securities Act of 1933, as amended, for an exemption from registration on these shares.

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

                                              KIK TECHNOLOGY INTERNATIONAL, INC.

Dated: August 22, 2006                        /s/ Kuldip C. Baid
       ---------------                        ----------------------------------
                                                                  Kuldip C. Baid
                                                         Chief Financial Officer
                                                                    and Director