Form 10QSB
period 2006-10-31
KIK TECHNOLOGY INTERNATIONAL INC
filed 2006-12-15
CIK 1109662

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

--------------------------------------------------------------------------------
(Mark one)

[X] Quarterly Report Under Section 13 or 15(d) of The Securities Exchange
    Act of 1934

    For the quarterly period ended October 31, 2006

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

--------------------------------------------------------------------------------
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: December 15, 2006: 25,171,865

Transitional Small Business Disclosure Format (check one): YES [ ] NO [X]

Indicate by check whether the registrant filer (as defined in Rule 12b-2 of the Exchange Act): YES [ ] NO [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): YES [ ] NO [X]

                       KIK TECHNOLOGY INTERNATIONAL, INC.

               Form 10-QSB for the Quarter ended October 31, 2006

                                Table of Contents


                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

  Item 1 Financial Statements                                                 3

  Item 2 Management's Discussion and Analysis or Plan of Operation           19

  Item 3 Controls and Procedures                                             22


PART II - OTHER INFORMATION

  Item 1 Legal Proceedings                                                   22

  Item 2 Unregistered Sales of Equity Securities and Use of Proceeds         22

  Item 3 Defaults Upon Senior Securities                                     22

  Item 4 Submission of Matters to a Vote of Security Holders                 22

  Item 5 Other Information                                                   22

  Item 6 Exhibits                                                            22

SIGNATURES                                                                   23

                                     PART I
ITEM 1 - FINANCIAL STATEMENTS

                KIK TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                            October 31, 2006 and 2005

                                   (UNAUDITED)

                                                                         October 31,           October 31,
                                                                            2006                  2005
                                                                         -----------           -----------
                                     ASSETS
CURRENT ASSETS
   Cash on hand and in bank                                              $     4,453           $    38,880
   Accounts receivable
   Trade, net of allowance for doubtful accounts
    of approximately $1,016 and $13,686, respectively                        114,193               174,615
   Other                                                                      11,748                 9,612
   Inventories                                                               249,990               208,903
   Prepaid expenses                                                               --                 1,409
                                                                         -----------           -----------
      TOTAL CURRENT ASSETS                                                   380,384               433,419
                                                                         -----------           -----------
PROPERTY AND EQUIPMENT - AT COST,
 NET OF ACCUMULATED DEPRECIATION                                              89,439               109,605
                                                                         -----------           -----------
OTHER ASSETS
   Funds held in trust by officer                                             53,400                53,400
   Refundable deposits                                                         4,800                 4,800
                                                                         -----------           -----------
      TOTAL OTHER ASSETS                                                      58,200                58,200
                                                                         -----------           -----------

TOTAL ASSETS                                                             $   528,023           $   601,224
                                                                         ===========           ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
   Notes payable to investors                                            $    68,000           $    49,000
   Current maturity of capital lease payable                                   1,693                 4,388
   Accounts payable - trade                                                  482,585               373,161
   Other accrued expenses                                                     43,891                39,646
   Management fee payable to majority shareholder                            450,000               330,000
   Advances from majority shareholder                                        116,000                16,000
                                                                         -----------           -----------
      TOTAL CURRENT LIABILITIES                                            1,162,169               812,195
                                                                         -----------           -----------

LONG-TERM DEBT
   Notes payable to investors, net of current maturities                          --                19,000
   Capital lease payable                                                          --                 2,580
                                                                         -----------           -----------
      TOTAL LIABILITIES                                                    1,162,169               833,775
                                                                         -----------           -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
   Common stock - $0.001 par value
    100,000,000 shares authorized
    25,321,865 and 25,171,865 shares
     issued and outstanding                                                   25,322                25,172
   Additional paid-in capital                                              5,158,273             5,152,423
   Accumulated deficit                                                    (5,817,741)           (5,410,146)
                                                                         -----------           -----------
      TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                  (634,146)             (232,551)
                                                                         -----------           -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                     $   528,023           $   601,224
                                                                         ===========           ===========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                KIK TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARY
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
              Nine and Three months ended October 31, 2006 and 2005
                                   (UNAUDITED)

                                              Nine months       Nine months      Three months      Three months
                                                ended             ended             ended             ended
                                              October 31,       October 31,       October 31,       October 31,
                                                 2006              2005              2006              2005
                                              -----------       -----------       -----------       -----------
REVENUES - net of returns and allowances      $ 1,452,497       $ 1,477,361       $   277,577       $   560,849
COST OF SALES                                  (1,290,111)       (1,288,443)         (328,546)         (520,361)
                                              -----------       -----------       -----------       -----------

GROSS PROFIT                                      162,386           188,918           (50,969)           40,488
                                              -----------       -----------       -----------       -----------
OPERATING EXPENSES
   Selling, general and
    administrative expenses                       437,065           435,234           130,370           145,072
                                              -----------       -----------       -----------       -----------
      TOTAL OPERATING EXPENSES                    437,065           435,234           130,370           145,072
                                              -----------       -----------       -----------       -----------

INCOME (LOSS) FROM OPERATIONS                    (274,679)         (246,316)         (181,339)         (104,584)

OTHER INCOME
   Interest and other
   income (expense) - net                          (2,557)           (4,612)           (1,141)           (1,407)
                                              -----------       -----------       -----------       -----------
INCOME (LOSS) BEFORE
 PROVISION FOR INCOME TAXES                      (277,236)         (250,928)         (182,480)         (105,991)

PROVISION FOR INCOME TAXES                             --                --                --                --
                                              -----------       -----------       -----------       -----------

NET INCOME (LOSS)                                (277,236)         (250,928)         (182,480)         (105,991)

OTHER COMPREHENSIVE INCOME                             --                --                --                --
                                              -----------       -----------       -----------       -----------

COMPREHENSIVE INCOME (LOSS)                   $  (277,236)      $  (250,928)      $  (182,480)      $  (105,991)
                                              ===========       ===========       ===========       ===========

Net income (loss) per weighted-average share
 of common stock outstanding, calculated
 on Net Loss - basic and fully diluted        $     (0.01)      $     (0.01)      $     (0.01)              nil
                                              ===========       ===========       ===========       ===========
Weighted-average number of shares
 of common stock outstanding                   25,222,964        25,171,865        25,323,495        25,171,865
                                              ===========       ===========       ===========       ===========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                KIK TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Nine months ended October 31, 2006 and 2005

                                   (UNAUDITED)

                                                        Nine months         Nine months
                                                           ended               ended
                                                         October 31,         October 31,
                                                            2006                2005
                                                          ---------           ---------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss) for the period                       $(277,236)          $(250,928)
   Adjustments to reconcile net loss to net cash
    provided by operating activities
      Depreciation and amortization                          22,803              22,961
      Expenses paid with common stock                         6,000                  --
   (Increase) Decrease in
      Accounts receivable - trade and other                  49,178             128,960
      Inventory                                             (34,561)             44,531
      Prepaid expenses and other                                223              (1,025)
   Increase (Decrease) in
      Accounts payable                                       98,849             (48,644)
      Other accrued expenses                                    613                (116)
      Accrued management fees to parent company              90,000              90,000
                                                          ---------           ---------
NET CASH USED IN OPERATING ACTIVITIES                       (44,131)            (14,261)
                                                          ---------           ---------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment                        (8,358)             (3,426)
                                                          ---------           ---------
NET CASH USED IN INVESTING ACTIVITIES                        (8,358)             (3,426)
                                                          ---------           ---------

CASH FLOWS FROM FINANCING ACTIVITIES
   Advances from majority shareholder                        50,000                  --
   Payments on long-term capital lease                       (3,249)             (3,338)
                                                          ---------           ---------
NET CASH USED IN FINANCING ACTIVITIES                        46,751              (3,338)
                                                          ---------           ---------

INCREASE (DECREASE) IN CASH                                  (5,738)            (21,025)

Cash at beginning of period                                  10,191              59,905
                                                          ---------           ---------

CASH AT END OF PERIOD                                     $   4,453           $  38,880
                                                          =========           =========

SUPPLEMENTAL DISCLOSURE OF
 INTEREST AND INCOME TAXES PAID
   Interest paid for the period                           $   3,074           $   3,378
                                                          =========           =========
   Income taxes paid for the period                       $      --           $      --
                                                          =========           =========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                KIK TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            October 31, 2006 and 2005


NOTE A - ORGANIZATION AND DESCRIPTION OF BUSINESS

KIK Technology International, Inc. (KTII) was incorporated on February 1, 2000 under the laws of the State of California as Russian-Imports.com.
Russian-Imports.com was initially founded to develop an internet e-commerce website which would sell handmade lacquer boxes, Matroshka dolls and crystal imported from Russia. This business plan was unsuccessful and, subsequently, terminated. On September 4, 2001, KTII (formerly Russian-Imports.com) issued 16,700,000 shares of restricted, unregistered common stock to KIK Tire Technologies, Inc. (a publicly-owned Canadian corporation) (KTTI) for 100.0% of the issued and outstanding stock of KIK Technology, Inc. (a wholly-owned subsidiary of KTTI). By virtue of this transaction, KIK Technology, Inc. became a wholly-owned subsidiary of KTII and KTTI became an approximate 73.6% shareholder in KTII. Concurrent with this transaction, Russian-Imports.com changed it's corporate name to KIK Technology International, Inc.

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

                KIK TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                            October 31, 2006 and 2005


NOTE B - PREPARATION OF FINANCIAL STATEMENTS - CONTINUED

For segment reporting purposes, the Company operated in only one industry segment during the periods represented in the accompanying financial statements and makes all operating decisions and allocates resources based on the best benefit to the Company as a whole.

These financial statements reflect the books and records of KIK Technology International, Inc. (KTII) and KIK Technology, Inc. (KTI) as of and for the nine and three months ended October 31, 2006 and 2005, respectively. All significant intercompany transactions have been eliminated in consolidation. The consolidated entities are referred to as Company.

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

                KIK TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                            October 31, 2006 and 2005


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

   In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company follows the policy of evaluating all property and equipment as of the end of each reporting quarter. For each of the respective nine and three month periods ended October 31, 2006 and 2005, no charges to operations were made for impairments in the future benefit or recoverability of property and equipment.

                KIK TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                            October 31, 2006 and 2005


NOTE D - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

5. INCOME TAXES

   The Company uses the asset and liability method of accounting for income taxes. At October 31, 2006 and 2005, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

   As of October 31, 2006 and 2005, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved.

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

   As of October 31, 2006 and 2005, the Company's issued and outstanding warrants, options and convertible debt are considered antidilutive due to the Company's net operating loss position.

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

                KIK TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                            October 31, 2006 and 2005


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

9. NEW AND PENDING ACCOUNTING PRONOUNCEMENTS

   The Company is of the opinion that any and all pending accounting pronouncements, either in the adoption phase or not yet required to be adopted, will not have a significant impact on the Company's financial position or results of operations.

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

NOTE F - CONCENTRATIONS OF CREDIT RISK

KTII and KTI maintain their respective cash accounts in financial institutions subject to insurance coverage issued by the Federal Deposit Insurance
Corporation (FDIC). Under FDIC rules, both KTII and KTI are entitled to aggregate coverage of $100,000 per account type per separate legal entity per financial institution. During the years ended January 31, 2006 and 2005, and through the quarter ended October 31, 2006, respectively, the various entities, from time-to-time, had deposits in a financial institution with credit risk exposures in excess of statutory FDIC coverage. The Company has incurred no losses as a result of any unsecured situations.

                KIK TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                            October 31, 2006 and 2005


NOTE G - INVENTORIES

Inventories consist of the following at October 31, 2006 and 2005:

                                            October 31,           October 31,
                                               2006                  2005
                                             --------              --------

     Raw materials                           $ 67,098              $ 38,218
     Finished goods                           182,892               170,685
                                             --------              --------

     Total                                   $249,990              $208,903
                                             ========              ========

NOTE H - PROPERTY AND EQUIPMENT

Property and equipment consists of the following at October 31, 2006 and 2005:

                                      October 31,    October 31,
                                         2006           2005      Estimated life
                                       ---------      ---------   --------------

     Machinery and Equipment           $ 607,275      $ 601,166      7 years
     Office furniture and fixtures        12,138         25,441      5 years
     Leasehold improvements               18,029         14,180      2 years
     Vehicles                              9,279          9,279      5 years
                                       ---------      ---------
                                         646,721        650,066
     Less accumulated depreciation      (557,282)      (540,461)
                                       ---------      ---------

     Net property and equipment        $  89,439      $ 109,605
                                       =========      =========

Depreciation expense for the nine months ended October 31, 2006 and 2005 was approximately $22,800 and $23,000, respectively.

NOTE I - FUNDS HELD IN TRUST BY OFFICER

In May 2001, the Company advanced $53,400 to its President to hold in trust as a contingency fund for the sole use of the Company in the event of a unanticipated cash shortfall. The advance bears interest at 4.0% annually and is unsecured. The original documentation required repayment of the advance and accrued, but unpaid, interest in May 2003. As of October 31, 2006, and subsequently, with the approval of the Company's Board of Directors, the Company's President continues to maintain these funds as trustee on behalf of the Company.

NOTE J - NOTES PAYABLE TO INVESTORS

Pursuant to the terms of a private placement agreement, the Company attempted to raise up to $600,000 through the placement of two-year senior notes bearing interest at 10% payable quarterly. This Private Placement Memorandum was terminated by the Company during the fiscal quarter ended October 31, 2002.

                KIK TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                            October 31, 2006 and 2005


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

The notes matured on November 12, 2003 ($50,000) and December 26, 2003 ($25,000), respectively.

                KIK TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                            October 31, 2006 and 2005


NOTE J - NOTES PAYABLE TO INVESTORS - CONTINUED

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

The aggregate maturities of the notes are as follows:

     Balance as of October 31, 2006                               $ 68,000
     Less current portion                                          (68,000)
                                                                  --------

     Long-term portion                                            $     --
                                                                  ========

NOTE K - CAPITAL LEASE PAYABLE

Capital lease payable is as follows:

                                                       October 31,   October 31,
                                                          2006          2005
                                                         -------       -------
$21,080 capital lease payable to a finance corporation
 Interest at 8.60%.  Payable in monthly installments
 of approximately $432, including accrued interest
 Final maturity due in April 2007.  Collateralized by
 equipment                                               $ 1,693       $ 6,968

     Less current maturities                              (1,693)       (4,388)
                                                         -------       -------

     Long-term portion                                   $    --       $ 2,580
                                                         =======       =======

Future maturities of long-term capital leases payable are:

                                                    Year ending
                                                    January 31,        Amount
                                                    -----------        ------

                                                       2007            $1,693
                                                                       ======

                KIK TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                            October 31, 2006 and 2005


NOTE L - INCOME TAXES

The components of income tax (benefit) expense for each of the nine month periods ended October 31, 2006 and 2005, respectively, are as follows:

                                            October 31,           October 31,
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

The Company's income tax expense for each of the nine month periods ended October 31, 2006 and 2005, respectively, are as follows:

                                                      October 31,    October 31,
                                                         2006           2005
                                                       --------       --------

Statutory rate applied to loss before income taxes     $(94,200)      $(85,300)
Increase (decrease) in income taxes resulting from:
  State income taxes                                         --             --
  Other, including reserve for deferred tax asset        94,200         85,300
                                                       --------       --------

    Income tax expense                                 $     --       $     --
                                                       ========       ========

Temporary differences due to statutory requirements in the recognition of assets and liabilities for tax and financial reporting purposes, generally including such items as organizational costs, accumulated depreciation and amortization, allowance for doubtful accounts, organizational and start-up costs and vacation accruals. These differences give rise to the financial statement carrying amounts and tax bases of assets and liabilities causing either deferred tax assets or liabilities, as necessary, as of October 31, 2006 and 2005, respectively:

                                              October 31,           October 31,
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
                                              ===========           ===========

During the nine months ended October 31, 2006 and 2005, respectively, the valuation allowance for the deferred tax asset increased nominally.

                KIK TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                            October 31, 2006 and 2005


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

The following table lists the issued and outstanding stock warrants as of October 31, 2006 and 2005, respectively:

                                            Warrants
                                             issued        Exercise price
                                             ------        --------------

     Balance at January 31, 2005                --
        Granted                                 --
        Exercised                               --
        Forfeited/Expired                       --
                                            ------

     Balance at January 31, 2006                --
        Granted                                 --
        Exercised                               --
        Forfeited/Expired                       --
                                            ------

     Balance at October 31, 2006                --
                                            ======

                KIK TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                            October 31, 2006 and 2005


NOTE O - RELATED PARTY TRANSACTIONS

During each of the years ended January 31, 2006 and 2005 and during the period(s) ended October 31, 2006, respectively, the Company accrued approximately $120,000 annually or approximately $30,000 per quarter for administrative service fees payable to KTTI.

During Fiscal 2006, KTTI advanced KTI $50,000 for working capital purposes. This advance is non-interest bearing and has no scheduled repayment date.

During the first quarter of Fiscal 2007, KTTI advanced KTI an additional $50,000 for working capital purposes. This advance is non-interest bearing and has no scheduled repayment date.

NOTE P - COMMITMENTS AND CONTINGENCIES

LEASED FACILITIES

The Company leases its facilities under a non-cancellable operating lease, which expires in May 2008. The lease requires monthly payments as follows: $8,307 for the first 12 months; $8,639 for the next 12 months and $8,984 for the next 12 months. Rent expense incurred under this lease was approximately $108,597 and $106,428 for each of the years ended January 31, 2006 and 2005 and approximately $82,700 and $106,400 for each of the nine month periods ended October 31, 2006 and 2005, respectively.

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


                (Remainder of this page left blank intentionally)

                KIK TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                            October 31, 2006 and 2005


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

                                    Quarter ended     Quarter ended      Quarter ended     Quarter ended       Year ended
                                       April 30,         July 31,         October  31,      January 31,        January 31,
                                       ---------         --------         -------  ---      -----------        -----------
YEAR ENDING JANUARY 31, 2007
   Sales                            $    596,844      $    578,076       $    277,577
   Gross profit                          143,541            69,814            (50.969)
   Net earnings after provision
    for income taxes                      (8,429)          (86,327)          (182,480)
   Basic and fully diluted
    earnings per share                       nil               nil                nil
   Weighted average
    number of shares
    issued and outstanding            25,171,865        25,173,495         25,323,495

YEAR ENDED JANUARY 31, 2006
   Sales                            $    375,216      $    541,296       $    560,849      $    469,708       $  1,947,069
   Gross profit                              577           147,853             40,488            29,097            218,015
   Net earnings after provision
    for income taxes                    (148,144)            3,207           (105,991)         (130,359)          (381,287)
   Basic and fully diluted
    earnings per share              $      (0.01)              nil                nil               nil       $      (0.01)
   Weighted average
    number of shares
    issued and outstanding            25,171,865        25,171,865         25,171,865        25,171,865         25,171,865

                KIK TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                            October 31, 2006 and 2005


NOTE R - SELECTED FINANCIAL DATA (UNAUDITED)

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

(2) RESULTS OF OPERATIONS, LIQUIDITY AND CAPITAL RESOURCES OR PLAN OF OPERATION

OVERVIEW

During the period ended October 31, 2006 and 2005, respectively, the Company achieved cumulative revenues of approximately $1,452,000 and $1,477,000 and revenues for the respective quarter of approximately $278,000 and $561,000. These revenues were derived primarily from the sale of tire products.

Net income (loss) for the cumulative period through October 31, 2006 and 2005, respectively, was approximately $(277,000) and $(251,000) and was approximately $(182,000) and $(106,000) in the corresponding three month period only. The results from operations for each of the quarters includes a $30,000 charge for administrative services to the Company from KIK Tire Technologies Inc., the Company's publicly-owned Canadian majority shareholder. The net loss per share of common stock for the nine and three month periods ended October 31, 2006 and 2005, respectively, was approximately $(0.01), $(0.01), $(0.01) and $0.00.

RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes.

NINE MONTHS ENDED OCTOBER 31, 2006 COMPARED TO THE NINE MONTHS ENDED OCTOBER 31, 2005

The Company posted net sales of approximately $1,452,000 for the nine months ended October 31, 2006 as compared to net sales of approximately $1,477,000 for the nine months ended October 31, 2005.

The Company's cost of sales increased nominally to approximately $1,290,000 for the nine months ended October 31, 2006 as compared to approximately $1,288,000 for the nine months ended October 31, 2005. These costs include the effects of pricing increases in raw materials which are directly dependent on crude oil prices and supply throughout the world. The Company continues to experience price increases in key raw material components which cannot be fully passed through in the form of wholesale and/or retail price increases for the Company's urethane tire products due to rapidly increasing competitive pressures from comparable products produced in Asian markets. Except for increases in energy costs, all other costs related to production have remained relatively stable from the end of Fiscal 2005 (January 31, 2005) through the current reporting quarter of Fiscal 2007 (October 31, 2006). Although the Company is being subjected to increasing competitive pressures from foreign competition and continuing difficulties in obtaining feedstock materials as a result of the 2005 natural disasters of both Hurricane Katrina and Rita on U. S. Gulf Coast refineries, the Company's management was able to manage the situation as best possible and the Company experienced a relatively nominal change in it's gross profit margin for the nine months ended October 31, 2006 as compared to the nine months ended October 31, 2005; 2006-approximately $162,000 or approximately 11.18% as compared to 2005 - approximately $189,000 or approximately 12.79%. The three months ended October 31, 2006 experienced a significant decline in gross profit and gross profit margin at October 31, 2006 of approximately $(51,000) or (18.36%) as compared to the comparable period ended October 31, 2005 of approximately $40,000 or 7.22%. These results are directly related to the aforementioned pressures of increased raw material costs and the effect of competition on consumer pricing of comparable products being introduced into the
U. S. marketplace from foreign sources.

While the Company continues to experience economic pricing pressures caused by foreign competition and increases in domestic raw material costs, which are directly related to the cost of crude oil from both foreign and domestic market, management is aware of this situation and continues to evaluate all productive alternatives to restore the gross profit percentages experienced in prior years.

General and administrative expenses increased nominally from approximately $435,000 for the nine months ended October 31, 2005 to approximately $437,000 for the nine months ended October 31, 2006. To the extent possible, management monitors and controls the variable expenditures related to the Company's administration. Included in these costs is a $10,000 per month ($30,000 per quarter) administrative charge to KIK Tire Technologies Inc., the Company's publicly-owned Canadian majority shareholder.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash and cash equivalents of approximately $4,500, $10,200 and $38,900 at October 31, 2006, January 31, 2006 and October 31, 2005,
respectively. The Company maintained business liquidity and capital resources during the year adequate to fund all capital and operating expense requirements. Operations were primarily funded from internally generated funds, line of credit borrowings, and capital raised via a private placement of securities in previous years. During the 4th quarter of Fiscal 2006 (ended January 31, 2006) and the
1st quarter of Fiscal 2007 (ended April 30, 2006), the Company received two separate advances of $50,000 each from it's parent company to support operations and provide additional working capital.

For the nine months ended October 31, 2006 and 2005,  net cash provided by (used
in) operating activities was approximately $(44,000) and $(14,000), respectively. Net cash provided by operating activities consists of cash received from sales of products to customers, less purchases of raw materials, payment of payroll and payment of other general operating expenses, including interest.

Cash used in investing activities was approximately $(8,400) and $(3,400) for each of the nine month periods ended October 31, 2006 and 2005, respectively. These sole cash utilizations was due solely to the acquisition of equipment used in the manufacturing process.

The Company experienced cash derived from (used in) financing activities of approximately $46,800 and $(3,300) in the first nine months of Fiscal 2007 and Fiscal 2006, respectively. These expenditures are related to payments on the Company's capital lease financing obligation. The Company also received a $50,000 cash advance during the first quarter of Fiscal 2007 from it's majority shareholder to provide additional working capital.

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

ITEM 3 - CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of October 31, 2006. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to our Company required to be included in our reports filed or submitted under the Exchange Act.

(b) Changes in Internal Controls

There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended October 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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


Dated: December 15, 2006                                      /s/ Kuldip C. Baid
       -----------------                      ----------------------------------
                                                                  Kuldip C. Baid
                                                         Chief Financial Officer
                                                                    and Director