Form 10KSB
period 2007-01-31
KIK TECHNOLOGY INTERNATIONAL INC
filed 2007-04-30
CIK 1109662

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-KSB

(Mark one)
[X] Annual Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

    For the fiscal year ended January 31, 2007

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

The issuer's revenues for the fiscal year ended January 31, 2007 were $1,857,666.

The aggregate market value of the voting common equity held by non-affiliates as of April 26, 2007 was approximately $118,078 based upon 25,321,865 shares outstanding of which 7,871,865 are held by non-affiliates and a share price of $0.015. No non-voting common equity is outstanding.

As of April 27, 2007, there were 25,321,865 shares of Common Stock issued and outstanding.

Transitional Small Business Disclosure Format: Yes [ ] No [X]

                       KIK TECHNOLOGY INTERNATIONAL, INC.

                                INDEX TO CONTENTS

                                                                           Page
                                                                          Number
                                                                          ------
PART I

Item 1   Description of Business                                             3
Item 2   Description of Property                                             7
Item 3   Legal Proceedings                                                   7
Item 4   Submission of Matters to a Vote of Security Holders                 8

PART II

Item 5   Market for Company's Common Equity, Related Stockholders Matters
          and Small Business Issuer Purchasers of Equity Securities          8
Item 6   Management's Discussion and Analysis or Plan of Operation           9
Item 7   Financial Statements                                               12
Item 8   Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosure                            12
Item 8A  Controls and Procedures                                            12

PART III

Item 9   Directors, Executive Officers, Promoters and Control Persons;
          Compliance with Section 16(a) of the Exchange Act                 13
Item 10  Executive Compensation                                             14
Item 11  Security Ownership of Certain Beneficial Owners and Management
          and Related Stockholder Matters                                   14
Item 12  Certain Relationships and Related Transactions                     15
Item 13  Exhibits                                                           15
Item 14  Principal Accountant Fees and Services                             16

SIGNATURES                                                                  35

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

On September 4, 2001, KTII issued 16,700,000 shares of restricted, unregistered common stock to KIK Polymers, Inc. (formerly KIK Tire Technologies, Inc.) (a publicly-owned Canadian corporation) (KIK Polymers) for 100.0% of the issued and outstanding stock of KIK Technology, Inc. (a wholly-owned subsidiary of KTTI). By virtue of this transaction, KIK Technology, Inc. became a wholly-owned subsidiary of KTII and KIK Polymers became an approximate 73.6% shareholder in KTII.

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

The Company operates through it's wholly-owned subsidiary, KIK Technology,  Inc.
(KTI) with its manufacturing plant and marketing offices located at Oceanside, California. KTI manufactures and markets an extensive high quality line of off-highway micro-cellular polyurethane tires for the healthcare, light industrial, lawn and garden and recreational industries.

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

The Company has generated revenues for the preceding years as follows:

     Year ended January 31, 2007 - approximately $1.9 million Year ended January 31, 2006 - approximately $1.9 million Year ended January 31, 2005 - approximately $2.4 million Year ended January 31, 2004 - approximately $3.6 million Year ended January 31, 2003 - approximately $3.2 million Year ended January 31, 2002 - approximately $2.6 million Year ended January 31, 2001 - approximately $3.7 million

During Fiscal 2006, the Company felt the full impact of a change in it's relationship with ARNCO, a Los Angeles, California based producer of pneumatic tire sealants and foam-fill compounds. In prior years, KIK private-labeled tires for ARNCO under ARNCO's registered trademark "Carefree Tire". This relationship slowed significantly during Fiscal 2006 and is reflected in the Company's results of operations.

BUSINESS STRATEGY

KIK is a manufacturer of micro-cellular polyurethane (MCP) tires with the technology and equipment to take advantage of the growing market for flat-free tires. It has developed what it considers is an excellent reputation within the industry.

It is the objective of the Company to become a major force throughout the world as a MCP tire producer. The Company believes the tire industry is looking for an alternative to pneumatic tires and that the KIK tires provide a viable, "value added" alternative. The Company's focus continues to be in determining the needs of existing and potential customers and supplying a superior product at competitive prices.

The  Company  also   pursues  and   evaluates   new   business   diversification
opportunities that may become available to it using its existing technology.

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

INDUSTRIAL: During Fiscal 2006, the Company felt the full impact of a change in it's relationship with ARNCO, a Los Angeles, California based producer of pneumatic tire sealants and foam-fill compounds. KIK marketed light, off-highway industrial and utility tires through its strategic alliance with ARNCO, a Los Angeles, California based producer of pneumatic tire sealants and foam-fill compounds. In prior years, KIK private-labeled tires for ARNCO under ARNCO's registered trademark "Carefree Tire". This relationship slowed significantly during Fiscal 2006 and is reflected in the Company's results of operations.

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

SOURCES AND AVAILABILITY OF RAW MATERIALS

The Company's principal raw materials are produced from petroleum feedstocks and, therefore, are subject to disruption and price variances related to the global availability of crude oil and the production capacity of refineries and chemical plants, principally located on the U. S. Gulf Coast.

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

During Fiscal 2007, as a result of a lack of working capital and difficulties in obtaining raw materials as a result of the continuing effects of Hurricane Katrina on Gulf Coast refineries and chemical plants, the Company's revenues continued to decline and the Company continues to use cash in operating activities. Management and the industry as a whole are uncertain on when Gulf Coast refineries and chemical plants will resume producing at 100% capacity as the Company's suppliers and competitors have been placed on allocations of available material by the producing source.

The Company has developed additional sources of supply of it's key raw materials; however, still experiences fluctuations in pricing due to the current world market conditions for crude oil and production capacities of various refiners/producers of petrochemical feedstocks. Management continues to seek other avenues of distribution of the Company's products to consumers.

In the event of any disruption in the availability of raw materials or a market for the Company's products occurs, the Company will experience a negative economic impact.

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

EMPLOYEES

As of April 27, 2007,  the Company has  approximately  15  full-time  employees, including 2 management/clerical personnel. None of these employees are represented by a labor union. The Company considers its relations with its employees to be excellent. The Company may employ additional personnel, as necessary, to accommodate future expansion.

                (Remainder of this page left blank intentionally)

KEY CUSTOMERS/SUPPLIERS

During the years ended January 31, 2007 and 2006, respectively, the Company had four separate customers who were responsible for a significant portion of the Company's net revenues, accounts receivable and suppliers of various raw materials and components to the Company's manufacturing process. The following table shows the significance of these entities:

                                                     Accounts          Accounts
                                    Revenues         Receivable         Payable
                                    --------         ----------         -------
Year ended January 31, 2007
   Customer A                         46.42%           30.77%            45.35%
   Customer B                          9.12             0.00              0.00
   Customer C                          5.86            16.30              0.58
   Customer D                          3.94             0.00              0.00
   Others                             34.66            52.93             54.07
                                     ------           ------            ------
     Totals                          100.00%          100.00%           100.00%
                                     ======           ======            ======
Year ended January 31, 2006
   Customer A                         28.98%           10.74%            48.05%
   Customer B                         25.73             3.48              0.00
   Customer C                          5.62            15.36              0.06
   Customer D                          6.28            11.08              0.00
   Others                             33.39            59.34             51.89
                                     ------           ------            ------
     Totals                          100.00%          100.00%           100.00%
                                     ======           ======            ======
Year ended January 31, 2005
   Customer A                         49.18%           35.02%            59.37%
   Customer B                         16.09             7.42              0.12
   Customer C                          6.59            18.32              0.52
   Others                             28.14            39.24             39.99
                                     ------           ------            ------
     Totals                          100.00%          100.00%           100.00%
                                     ======           ======            ======

ITEM 2 - DESCRIPTION OF PROPERTY

The Company maintains its executive offices at 590 Airport Road, Oceanside, CA 92054. Its telephone number is (760) 967-2777.

The Company leases its facilities under a non-cancellable operating lease, which expires in May 2008. The lease requires monthly payments as follows: $8,307 for the first 12 months; $8,639 for the next 12 months and $8,984 for the next 12 months. Rent expense incurred under this lease was approximately $110,680 and $108,597 for each of the years ended January 31, 2007 and 2006, respectively.

Future amounts due under this agreement are as follows:

                                      Year ending
                                      January 31,            Amount
                                      -----------            ------
                                         2008               $105,391
                                         2009                 48,585
                                                            --------

                                       Totals               $153,976
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

                                     PART II

ITEM 5 - MARKET FOR COMPANY'S COMMON EQUITY, RELATED STOCKHOLDERS MATTERS AND SMALL BUSINESS ISSUER PURCHASERS OF EQUITY SECURITIES

As of April 27, 2007, 25,321,865 shares of $0.001 par value common stock (the "Common Stock") of the Company outstanding and owned by approximately 62 shareholders of record, exclusive of shareholders holding their certificates in street name.

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

                                                               High        Low
                                                               ----        ---
FISCAL YEAR ENDED JANUARY 31, 2006
  First quarter 2006 (February 1, 2005 - April 30, 2005)      $0.04       $0.02
  Second quarter 2006 (May 1, 2005 - July 31, 2005)           $0.045      $0.02
  Third quarter 2006 (August 1, 2005 - October 31, 2005)      $0.03       $0.02
  Fourth quarter 2006 (November 1, 2005 - January 31, 2006)   $0.025      $0.012

FISCAL YEAR ENDED JANUARY 31, 2007
  First quarter 2007 (February 1, 2006 - April 30, 2006)      $0.03       $0.02
  Second quarter 2007 (May 1, 2006 - July 31, 2006)           $0.06       $0.016
  Third quarter 2007 (August 1, 2006 - October 31, 2006)      $0.022      $0.015
  Fourth quarter 2007 (November 1, 2006 - January 31, 2007)   $0.022      $0.015

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

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

During Fiscal 2007, 2006, 2005, 2004 and 2003, the Company achieved revenues of approximately $1,857,666, $1,947,000, $2,463,000, $3,639,000 and $3,155,000,
respectively. These revenues were derived primarily from the sale of tire products.

Net losses for the years ended January 31, 2007, 2006, 2005, 2004 and 2003 were approximately $(442,000), $(381,000), $(435,000), $(199,000) and ($12,700),
respectively. The net losses for Fiscal 2007, 2006, 2005 and 2004 each include a $120,000 charge for administrative services to the Company from KIK Polymers, Inc. (formerly KIK Tire Technologies Inc.), the Company's publicly-owned Canadian majority shareholder. The net loss per share of common stock outstanding for Fiscal 2007, 2006, 2005 and 2004 were approximately $(0.02), $(0.02), $(0.02) and $(0.01) per share, respectively.

RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes.

YEAR ENDED JANUARY 31, 2007 AS COMPARED TO JANUARY 31, 2006

The Company posted net sales of approximately $1,858,000 for the fiscal year ended January 31, 2007 as compared to net sales of approximately $1,947,000 for the fiscal year ended January 31, 2006. This decrease reflects a the overall availability of raw materials during Fiscal 2007, changes in the Company's product demand and distribution and the negative impact of foreign competition.

The Company's cost of sales increased slightly from approximately $1,729,000 for the year ended January 31, 2006 as compared to approximately $1,732,000 for the year ended January 31, 2007. This nominal change reflects increased pricing for raw materials due to global crude oil pricing and product demand vs. availability as a result of diminished capacity from Gulf Coast refineries as a continuing condition of Hurricane Katrina and Rita. The Company has experienced certain price increases in key raw materials which have not been passed through in their entirety due to competitive pressures from comparable products produced in Asian markets. As a result of competitive pressures and difficulties in obtaining raw feedstock materials as a result of the effects of Hurricane Katrina and Rita on refineries located on the U. S. Gulf Coast, the Company experienced a decline in its gross profit margin from approximately 11.19% (approximately $218,000) for Fiscal 2006 to approximately 6.75% (approximately $125,000) for Fiscal 2007. The Company continues to experience economic pricing pressures caused by foreign competition and increases in domestic raw material costs, which are directly related to the cost of crude oil from both foreign and domestic markets. Management is aware of this situation and is evaluating various remedies to restore the gross profit percentages experienced in prior years.

General and administrative expenses declined from approximately $593,000 for Fiscal 2006 to approximately $563,000 in Fiscal 2007. At the KIK operating subsidiary level, management continued to effect a decline in all general and administrative costs as a result of constant spending controls and diligent monitoring (approximately $437,000 for Fiscal 2007 versus $471,000 for Fiscal
2006). The difference reflects various overhead expenses at the corporate administrative level which are subject to random fluctuation based upon business and overhead activities, including an administrative support charge of $120,000 which was assessed by KIK Polymers, Inc. (formerly KIK Tire Technologies Inc.), the Company's publicly-owned Canadian majority shareholder, starting in Fiscal 2004.

Overall, the Company experienced a net loss of approximately $(442,000) and $(381,000) for Fiscal 2007 and 2006, respectively and recognized a net loss per weighted-average share outstanding of approximately $(0.02) and $(0.02), respectively.

As evidenced response to the Company's presence at an industry trade show in Las Vegas Nevada in April 2007, the Company's management continues to be of the opinion that consumer demand for the Company's flat free tires remains strong and, with adequate working capital and availability of raw materials, could potentially increase in the next operating year. The Company's products continue to have strong demand at the consumer level and, although, the Company's raw feedstocks are petrochemical based, that the Company will be able to meet product demands and generate sufficient cash from regular product sales to support the Company's operations for the next twelve months. In the event that daily normal sales activities do not generate sufficient cash, management is of the opinion that alternative sources of working capital exist either from existing shareholders making a capital infusion or from new third party sources, including receivable financing or secured bank lines of credit.

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

The aggregate maturities of the notes are as follows:

     Balance as of January 31, 2007          $ 68,000
     Less current portion                     (68,000)
                                             --------

     Long-term portion                       $     --
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

In November 2004, Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("STATEMENT") No. 151, "INVENTORY COSTS - AN AMENDMENT OF ACCOUNTING RESEARCH BULLETIN NO. 43, CHAPTER 4." Statement No. 151 requires that abnormal amounts of costs, including idle facility expense, freight, handling costs and spoilage, should be recognized as current period charges. The provisions of this Statement became effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Statement No. 151 was adopted the Company on February 1, 2006. There was no material impact resulting from the adoption of Statement No. 151 on the Company's financial statements.

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

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None

ITEM 8A - CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Security and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Chief Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management's control objectives.

The Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Accounting Officer, on the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15 as of the end of the period covered by this report. Based upon that evaluation, the Company's Chief Executive Officer and Chief Accounting Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to information relating to the Company required to be included in the Company's Exchange Act reports.

While the Company believes that its existing disclosure controls and procedures have been effective to accomplish their objectives, the Company intends to continue to examine, refine and document its disclosure controls and procedures and to monitor ongoing developments in this area.

(b)  Changes in Internal Controls

During the quarter ended January 31, 2007, there were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9 - DIRECTORS,   EXECUTIVE  OFFICERS,   PROMOTERS  AND  CONTROL  PERSONS;
         COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

          Name                    Age             Position
          ----                    ---             --------
     Donald P. Dean               71      Chairman and Director
     William M. Knooihuizen       63      President and Director
     Kuldip C. Baid               59      Chief Financial Officer and Director

DONALD P. DEAN, P. ENG. Donald P. Dean serves as Secretary, Chairman of the Board and Director of KIK Technology International, Inc. He has been with KIK Technology International, Inc. since 1987. From 1984 to 1987, he served as President of Jade Marble Crafts Ltd., a manufacturer of polyester resin-based plastic products and Twin Top Industries Ltd. Twin Top was a manufacturer of polyurethane foam insulated fiberglass well-head shelters and buildings. During the 1960's Mr. Dean worked as an engineer, distribution supervisor and plant manager of the Toronto Marketing and Chemical Distribution Terminal for Shell Canada Limited. Subsequently, he was President of a subsidiary of Trimac Limited providing worldwide transportation and logistics planning, and management consulting services to government and industry. Mr. Dean is a registered professional engineer. He received a B.Sc. in civil engineering from the University of Saskatchewan in 1960. Mr. Dean is also an executive officer of KIK Polymers, Inc. (formerly KIK Tire Technologies Inc.), the Company's publicly-owned Canadian majority shareholder.

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

KULDIP C. BAID, CA Kuldip C. Baid serves as CFO and Director of KKTI. He has been with KIK Technology International, Inc. since 1987. Mr. Baid is a Canadian Chartered Accountant who from 1981 to 1986 was Manager of Tax with Turbo Resources Ltd. Previous work experience includes public accounting practice with Deloitte & Touche; employment as a financial analyst for Oxford Development Group Ltd.; and Manager of Accounting for Carma Developers Ltd.. Mr. Baid received a B. Commerce degree from the University of Alberta in 1976 and completed his certification as a Chartered Accountant in 1979. Mr. Baid was formerly an executive officer and director of KIK Polymers, Inc. (formerly KIK Tire Technologies Inc.), the Company's publicly-owned Canadian majority shareholder. He resigned this position during Fiscal 2007.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

No Director, Officer, Beneficial Owner of more than ten percent (10%) of any class of securities of the Company has filed any of the reports required by
Section 16(a) of the Exchange Act during the most recent fiscal year or prior fiscal years.

INVOLVEMENT ON CERTAIN MATERIAL LEGAL PROCEEDINGS DURING THE PAST FIVE (5) YEARS

     (1) No director, officer, significant employee or consultant has been convicted in a criminal proceeding, exclusive of traffic violations or is subject to any pending criminal proceeding.
     (2) No bankruptcy petitions have been filed by or against any business or property of any director, officer, significant employee or consultant of the Company nor has any bankruptcy petition been filed against a partnership or business association where these persons were general partners or executive officers.
     (3) No director, officer, significant employee or consultant has been permanently or temporarily enjoined, barred, suspended or otherwise limited from involvement in any type of business, securities or banking activities.
     (4) No director, officer or significant employee has been convicted of violating a federal or state securities or commodities law.

ITEM 10 - EXECUTIVE COMPENSATION

The following summary compensation table sets forth the aggregate cash compensation paid or accrued by the Company to each of the Company's executive officers for services rendered to the Company during the Company's fiscal years ended 2007, 2006 and 2005 and all plan and non-plan compensation awarded to, earned by or paid to certain designated executive officers.

                           SUMMARY COMPENSATION TABLE

                                                                                         Changes in
                                                                                          Pension
                                                                                         Value and
                                                                                        Nonqualified
 Name and                                                                Non-Equity       Deferred
 Principal                                       Stock      Option     Incentive Plan   Compensation       All Other
 Position     Year    Salary ($)   Bonus($)    Awards($)   Awards($)   Compensation($)   Earnings($)     Compensation($)  Total($)
 --------     ----    ----------   --------    ---------   ---------   ---------------   -----------     ---------------  --------
Donald P.     2007     $     -0-   $  -0-       $  -0-      $  -0-        $  -0-           $  -0-           $    -0-      $     -0-
Dean,         2006     $     -0-   $  -0-       $  -0-      $  -0-        $  -0-           $  -0-           $    -0-      $     -0-
Chairman and  2005     $     -0-   $  -0-       $  -0-      $  -0-        $  -0-           $  -0-           $    -0-      $     -0-
Director

William P.    2007     $143,000    $  -0-       $  -0-      $  -0-        $  -0-           $  -0-           $15,000       $158,000
Knooihuizen,  2006     $143,000    $  -0-       $  -0-      $  -0-        $  -0-           $  -0-           $15,000       $158,000
President     2005     $143,000    $  -0-       $  -0-      $  -0-        $  -0-           $  -0-           $15,000       $158,000

Kuldip C.     2007     $ 72,000    $  -0-       $  -0-      $  -0-        $  -0-           $  -0-           $    -0-      $ 72,000
Baid, Chief   2006     $ 72,000    $  -0-       $  -0-      $  -0-        $  -0-           $  -0-           $    -0-      $ 72,000
Financial     2005     $ 72,000    $  -0-       $  -0-      $  -0-        $  -0-           $  -0-           $    -0-      $ 72,000
Officer

The Company has no other Executive Compensation issues which would require the inclusion of other mandated table disclosures.

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

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table shows, as of April 27, 2007, the shares of Common Stock beneficially owned by all of the persons who served as the directors or officers of the Company during Fiscal 2007 as well as the principal shareholders (greater than 5%) of the Company individually and, as to the directors and officers, as a group. The address of each person or entity, unless otherwise noted, is c/o KIK Technology International, Inc., 590 Airport Road, Oceanside, California 92054.

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

                                                                  % of Class
Name and address                   Number of Shares           Beneficially Owned
----------------                   ----------------           ------------------

KIK Polymers, Inc. (1)                16,700,000                    65.95%
Donald P. Dean                           250,000                     0.99%
William M. Knooihuizen                   250,000                     0.99%
Kuldip C. Baid                           250,000                     0.99%
All officers and directors            17,450,000                    68.91%
 as a group (1)

----------
(1) Donald P. Dean is an Executive Officer of KIK Polymers, Inc. (formerly KIK Tire Technologies Inc.), and as such, may be deemed to have voting control over the above listed shares by attribution. Mr. Baid was also an Executive Officer of KIK Polymers, Inc. until his resignation from this position during Fiscal 2007.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In May 2001, the Company advanced $53,400 to its President, William Knooihuizen, to hold in trust as a contingency fund for the sole use of the Company in the event of a unanticipated cash shortfall. The advance bears interest at 4.0% annually and is unsecured. The original documentation required repayment of the advance and accrued, but unpaid, interest in May 2003. As of January 31, 2007, with the approval of the Company's Board of Directors, the Company's President continues to maintain these funds as trustee on behalf of the Company.

During each of the years ended January 31, 2007, 2006 and 2005, the Company accrued $120,000 payable to its majority shareholder, KIK Polymers, Inc. (formerly KIK Tire Technologies Inc.) (a publicly-owned Canadian corporation) for administrative services.

ITEM 13 - EXHIBITS

Exhibits

  2.1   Acquisition agreement (3)
  3.1   Articles of Incorporation (1)
  3.2   Amendment to Articles of Incorporation (1)
  3.4   By-Laws (1)
  4.1   Form of Common Stock Certificate (2)
  4.2   Subscription Agreement of Rene Dervaes (3)
  5.1   Opinion of Kenneth G. Eade, Attorney at Law (including consent) (2)
  6.1   Specimen of Stock Certificate (2)
  10.1  Employee/Consultant Stock Compensation Plan (4)
  14.1  Code of Ethics (5)
  21.1  Subsidiaries of the Registrant
  23.1  Consent of Independent Accountant (2)
  23.2  Consent of Kenneth G. Eade (filed as part of Exhibit 5.1) (2)
  31.1 Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002 - Chief Executive Officer
  31.2 Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002 - Chief Financial Officer
  32.1  Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002
  98.1  Subscription Agreement of Rene Dervaes (3)

----------
(1) Incorporated herein by reference to the Company's Registration Statement on Form 10-SB filed with the SEC on April 30, 2000.
(2) Incorporated herein by reference to the Company's Registration Statement on Form SB-2 filed with the SEC on April 4, 2000.
(3) Incorporated herein by reference to the Company's 8-K current report filed with the SEC on December 18, 2000.
(4) Incorporated herein by reference to the Company's Registration Statement on Form S-8 filed with the SEC on December 29, 2000.
(5) Incorporated herein by reference to the Company's Annual Report on Form 10-KSB for the year ended January 31, 2006 filed with the SEC on May 2, 2006

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company paid or accrued the following fees in each of the prior two fiscal years to it's principal accountant, S. W. Hatfield, CPA of Dallas, Texas:

                                 Year ended       Year ended
                                 January 31,      January 31,
                                    2007             2006
                                  -------          -------

    a)  Audit fees                $21,119          $18,905
    b)  Audit-related fees             --               --
    c)  Tax fees                       --               --
    d)  All other fees                 --               --
                                  -------          -------

        Totals                    $21,119          $18,905
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

The Board reviewed the audited consolidated financial statements of the Company as of and for the year ended January 31, 2007 and 2006, with management and the independent auditors. Management has the sole ultimate responsibility for the preparation of the Company's financial statements and the independent auditors have the responsibility for their examination of those statements.

Based on the above-mentioned review and discussions with the independent auditors and management, the Board of Directors approved the Company's audited consolidated financial statements and recommended that they be included in its Annual Report on Form 10-KSB for the year ended January 31, 2007 for filing with the Securities and Exchange Commission.

The Company's principal accountant, S. W. Hatfield, CPA did not engage any other persons or firms other than the principal accountant's full-time, permanent employees.


       (Financial statements start on the following page numbered " F-1")

                KIK TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARY

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           Page
                                                                           ----

REPORT OF REGISTERED INDEPENDENT CERTIFIED PUBLIC ACCOUNTING FIRM           F-2

CONSOLIDATED FINANCIAL STATEMENTS

   Consolidated Balance Sheets
      as of January 31, 2007 and 2006                                       F-3

   Consolidated Statements of Operations and Comprehensive Loss
      for the years ended January 31, 2007 and 2006                         F-4

   Consolidated Statement of Changes in Stockholders' Equity (Deficit)
      for the years ended January 31, 2007 and 2006                         F-5

   Consolidated Statements of Cash Flows
      for the years ended January 31, 2007 and 2006                         F-6

   Notes to Consolidated Financial Statements                               F-7

                        LETTERHEAD OF S. W. HATFIELD, CPA

        REPORT OF REGISTERED INDEPENDENT CERTIFIED PUBLIC ACCOUNTING FIRM


Board of Directors and Stockholders
KIK Technology International, Inc.

We have audited the accompanying consolidated balance sheet of KIK Technology International, Inc. and Subsidiary (California corporations) as of January 31, 2007 and 2006 and the related consolidated statements of operations and comprehensive loss, changes in stockholders' equity (deficit) and cash flows for each of the years ended January 31, 2007 and 2006, respectively. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

The consolidated financial statements referred to above, in our opinion, present fairly, in all material respects, the consolidated financial position of KIK Technology International, Inc. and Subsidiary as of January 31, 2007 and 2006 and the results of their consolidated operations and cash flows for each of the years ended January 31, 2007 and 2006, respectively, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note C to the financial statements, the Company's revenues have been declining and the Company has been using cash in operating activities. Additionally, the Company continues to experience the effects of Hurricane Katrina on the availability of raw materials from Gulf Coast refineries and chemical plants that are not yet producing at 100% capacity. The Company has obtained some new working capital during Fiscal 2007 and continues to seek additional outside sources of working capital to support that raised from operations. The Company's future existence is dependent upon achieving sales volumes sufficient to sustain the Company's cash requirements on a day-to-day basis through working capital generated from both operations and outside sources. These circumstances create substantial doubt about the Company's ability to continue as a going concern and Management's plans in regard to these matters are also described in Note C. The financial statements do not contain any adjustments that might result from the outcome of these uncertainties.

                                          /s/ S. W. Hatfield, CPA
                                          ------------------------------
                                          S. W. HATFIELD, CPA

Dallas, Texas
April 20, 2007

                KIK TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                            January 31, 2007 and 2006

                                                                         January 31,           January 31,
                                                                            2007                  2006
                                                                         -----------           -----------
                                     ASSETS
CURRENT ASSETS
  Cash on hand and in bank                                               $        31           $    10,191
  Accounts receivable
   Trade, net of allowance for doubtful accounts
    of approximately $1,989 and $15,758, respectively                        194,750               164,973
   Other                                                                      12,282                10,146
  Inventories                                                                161,444               215,429
  Prepaid expenses                                                               226                   223
                                                                         -----------           -----------
      TOTAL CURRENT ASSETS                                                   368,733               400,962
                                                                         -----------           -----------

PROPERTY AND EQUIPMENT - AT COST                                             646,721               638,363
  Less Accumulated depreciation                                             (564,846)             (534,479)
                                                                         -----------           -----------
      NET PROPERTY AND EQUIPMENT                                              81,875               103,884
                                                                         -----------           -----------
OTHER ASSETS
  Funds held in trust by officer                                              53,400                53,400
  Refundable deposits                                                          4,966                 4,800
                                                                         -----------           -----------
      TOTAL OTHER ASSETS                                                      58,366                58,200
                                                                         -----------           -----------

TOTAL ASSETS                                                             $   508,974           $   563,046
                                                                         ===========           ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
  Cash overdraft                                                         $    22,883           $        --
  Notes payable to investors                                                  68,000                68,000
  Current maturities of long-term debt                                           425                 4,517
  Accounts payable - trade                                                   469,445               383,736
  Other accrued expenses                                                      51,179                43,278
  Management fee payable to majority shareholder                             480,000               360,000
  Advances from majority shareholder                                         216,000                66,000
                                                                         -----------           -----------
      TOTAL CURRENT LIABILITIES                                            1,307,932               925,531
                                                                         -----------           -----------
LONG-TERM DEBT
  Notes payable to investors, net of current maturities                           --                    --
  Capital lease payable                                                           --                   425
                                                                         -----------           -----------
      TOTAL LIABILITIES                                                    1,307,932               925,956
                                                                         -----------           -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock - $0.001 par value
    100,000,000 shares authorized
    25,321,865 and 25,171,865 shares
     issued and outstanding, respectively                                     25,322                25,172
  Additional paid-in capital                                               5,158,273             5,152,423
  Accumulated deficit                                                     (5,982,553)           (5,540,505)
                                                                         -----------           -----------
      TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                  (798,958)             (362,910)
                                                                         -----------           -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                     $   508,974           $   563,046
                                                                         ===========           ===========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                KIK TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARY
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                      Years ended January 31, 2007 and 2006

                                                                Year ended             Year ended
                                                                January 31,            January 31,
                                                                   2007                   2006
                                                               ------------           ------------
REVENUES - net of returns and allowances                       $  1,857,666           $  1,947,069

COST OF SALES
   Raw materials                                                  1,054,969              1,086,153
   Direct labor and other costs                                     647,468                614,362
   Depreciation                                                      29,911                 28,539
                                                               ------------           ------------
      TOTAL COST OF SALES                                         1,732,348              1,729,054
                                                               ------------           ------------

GROSS PROFIT                                                        125,318                218,015
                                                               ------------           ------------
OPERATING EXPENSES
   Selling and marketing expenses                                        --                     --
   General and administrative expenses
     Salaries and related expenses                                   92,578                 94,428
     Other operating expenses                                       350,109                377,227
   Administrative service fee to majority shareholder               120,000                120,000
   Depreciation and amortization                                        455                  1,583
                                                               ------------           ------------
      TOTAL OPERATING EXPENSES                                      563,142                593,238
                                                               ------------           ------------

LOSS FROM OPERATIONS                                               (437,824)              (375,223)

OTHER INCOME
   Interest expense                                                  (7,073)                (7,483)
   Interest and other income                                          2,849                  1,419
                                                               ------------           ------------

LOSS BEFORE PROVISION FOR INCOME TAXES                             (442,048)              (381,287)

PROVISION FOR INCOME TAXES                                               --                     --
                                                               ------------           ------------

NET LOSS                                                           (442,048)              (381,287)

OTHER COMPREHENSIVE INCOME                                               --                     --
                                                               ------------           ------------

COMPREHENSIVE LOSS                                             $   (442,048)          $   (381,287)
                                                               ============           ============
Net loss per weighted-average share
 of common stock outstanding, calculated
 on Net Loss - basic and fully diluted                         $      (0.02)          $      (0.02)
                                                               ============           ============
Weighted-average number of shares
 of common stock outstanding                                     25,247,892             25,171,865
                                                               ============           ============

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                KIK TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARY
       CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                      Years ended January 31, 2007 and 2006


                                         Common Stock             Additional
                                     ---------------------         paid-in        Accumulated
                                     Shares         Amount         capital          deficit           Total
                                     ------         ------         -------          -------           -----
BALANCES AT FEBRUARY 1, 2005       25,171,865      $ 25,172      $ 5,152,423      $(5,159,218)      $   18,377

Net loss for the year                      --            --               --         (381,287)        (381,287)
                                  -----------      --------      -----------      -----------       ----------

BALANCES AT JANUARY 31, 2006       25,171,865        25,172        5,152,423       (5,540,505)        (362,910)

Issuance of common stock
   for consulting fees                150,000           150            5,850               --            6,000

Net loss for the year                      --            --               --         (442,048)        (442,048)
                                  -----------      --------      -----------      -----------       ----------

BALANCES AT JANUARY 31, 2007       25,321,865      $ 25,322      $ 5,158,273      $(5,982,553)      $ (798,958)
                                  ===========      ========      ===========      ===========       ==========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                KIK TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      Years ended January 31, 2007 and 2006

                                                                  Year ended          Year ended
                                                                  January 31,         January 31,
                                                                     2007                2006
                                                                   ---------           ---------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss for the year                                           $(442,048)          $(381,287)
   Adjustments to reconcile net loss to net cash
    provided by operating activities
      Depreciation and amortization                                   30,366              30,122
      Provision for doubtful accounts receivable                       1,989               2,071
      Expenses paid with common stock                                  6,000                  --
   (Increase) Decrease in
      Accounts receivable - trade and other                          (33,902)            135,997
      Inventory                                                       53,985              38,005
      Prepaid expenses and other                                        (169)                161
   Increase (Decrease) in
      Accounts payable                                                85,710             (38,069)
      Other accrued expenses                                           7,901               3,516
      Accrued management fees to parent company                      120,000             120,000
                                                                   ---------           ---------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                 (170,168)            (89,484)
                                                                   ---------           ---------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment                                 (8,358)             (4,866)
                                                                   ---------           ---------
NET CASH USED IN INVESTING ACTIVITIES                                 (8,358)             (4,866)
                                                                   ---------           ---------

CASH FLOWS FROM FINANCING ACTIVITIES
   Increase in cash overdraft                                         22,883                  --
   Cash received from parent company                                 150,000              50,000
   Payments on long-term capital lease                                (4,517)             (5,364)
                                                                   ---------           ---------
NET CASH USED IN FINANCING ACTIVITIES                                168,366              44,636
                                                                   ---------           ---------

INCREASE (DECREASE) IN CASH                                          (10,160)            (49,714)

Cash at beginning of period                                           10,191              59,905
                                                                   ---------           ---------

CASH AT END OF PERIOD                                              $      31           $  10,191
                                                                   =========           =========

SUPPLEMENTAL DISCLOSURE OF INTEREST AND INCOME TAXES PAID
   Interest paid for the period                                    $   4,044           $   4,454
                                                                   =========           =========
   Income taxes paid for the period                                $      --           $      --
                                                                   =========           =========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                KIK TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            January 31, 2007 and 2006


NOTE A - ORGANIZATION AND DESCRIPTION OF BUSINESS

KIK Technology International, Inc. (KTII) was incorporated on February 1, 2000 under the laws of the State of California as Russian-Imports.com. Russian-Imports.com was initially founded with a business plan to develop an internet e-commerce website which proved unsuccessful and was subsequently terminated.

On September 4, 2001, KTII issued 16,700,000 shares of restricted, unregistered common stock to KIK Polymers, Inc. (formerly KIK Tire Technologies, Inc.) (a publicly-owned Canadian corporation) (KIK Polymers) for 100.0% of the issued and outstanding stock of KIK Technology, Inc. (a wholly-owned subsidiary of KTTI). By virtue of this transaction, KIK Technology, Inc. became a wholly-owned subsidiary of KTII and KIK Polymers became an approximate 73.6% shareholder in KTII.

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

These financial statements reflect the books and records of KIK Technology International, Inc. (KTII) and KIK Technology, Inc. (KTI) as of and for years ended January 31, 2007 and 2006, respectively. All significant intercompany transactions have been eliminated in consolidation. The consolidated entities are referred to as Company.


                (Remainder of this page left blank intentionally)

                KIK TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                            January 31, 2007 and 2006


NOTE C - GOING CONCERN UNCERTAINTY

During Fiscal 2007, as a result of a lack of working capital and difficulties in obtaining raw materials as a result of the continuing effects of Hurricane Katrina on Gulf Coast refineries and chemical plants, the Company's revenues continued to decline and the Company continues to use cash in operating activities. The Company's principal raw materials are produced from petroleum feedstocks and, therefore, are subject to disruption and price variances related to the global availability of crude oil and the production capacity of refineries and chemical plants, principally located on the U. S. Gulf Coast.
Management and the industry as a whole are uncertain on when Gulf Coast refineries and chemical plants will resume producing at 100% capacity as the Company's suppliers and competitors have been placed on allocations of available material by the producing source.

In the event of any disruption in the availability of raw materials or a market for the Company's products, as occurred during the year ended January 31, 2006, the Company will experience a negative economic impact.

During Fiscal 2007, the Company obtained approximately $150,000 in new working capital and continues to seek additional outside sources of working capital to support that raised from operations. The Company's future existence is dependent upon achieving sales volumes sufficient to sustain the Company's cash requirements on a day-to-day basis through working capital generated from both operations and outside sources.

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


                (Remainder of this page left blank intentionally)

                KIK TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                            January 31, 2007 and 2006


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

     In November 2004, Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("STATEMENT") No. 151, "INVENTORY COSTS - AN AMENDMENT OF ACCOUNTING RESEARCH BULLETIN NO. 43, CHAPTER 4." Statement No. 151 requires that abnormal amounts of costs, including idle facility expense, freight, handling costs and spoilage, should be recognized as current period charges. The provisions of this Statement became effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Statement No. 151 was adopted the Company on February 1, 2006. There was no material impact resulting from the adoption of Statement No. 151 on the Company's financial statements.

4. PROPERTY AND EQUIPMENT

     Property and equipment are recorded at historical cost. These costs are depreciated over the estimated useful lives, generally two (2) to seven (7) years, of the individual assets using the straight-line method. Gains and losses from the disposition of property and equipment are included in operations as incurred.

     In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company follows the policy of evaluating all property and equipment as of the end of each reporting quarter. For each of the years ended January 31, 2007 and 2006, no charges to operations were made for impairments in the future benefit or recoverability of property and equipment.

5. INCOME TAXES

     The Company uses the asset and liability method of accounting for income taxes. At January 31, 2007 and 2006, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

     As of January 31, 2007 and 2006, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved.

                KIK TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                            January 31, 2007 and 2006


NOTE D - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

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

     As of January 31, 2007 and 2006, the Company's issued and outstanding warrants, options and convertible debt are considered antidilutive due to the Company's net operating loss position.

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

                KIK TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                            January 31, 2007 and 2006


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

NOTE F - CONCENTRATIONS OF CREDIT RISK

KTII and KTI maintain their respective cash accounts in financial institutions subject to insurance coverage issued by the Federal Deposit Insurance
Corporation (FDIC). Under FDIC rules, both KTII and KTI are entitled to aggregate coverage of $100,000 per account type per separate legal entity per financial institution. During the years ended January 31, 2007 and 2006, and subsequent thereto, respectively, the various entities, from time-to-time, had deposits in a financial institution with credit risk exposures in excess of statutory FDIC coverage. The Company has incurred no losses as a result of any unsecured situations.

NOTE G - INVENTORIES

Inventories consist of the following at January 31, 2007 and 2006:

                                            January 31,           January 31,
                                               2007                  2006
                                             --------              --------

     Raw materials                           $ 22,363              $ 60,557
     Finished goods                           139,081               154,872
                                             --------              --------

     Total                                   $161,444              $215,429
                                             ========              ========


NOTE H - PROPERTY AND EQUIPMENT

Property and equipment consists of the following at January 31, 2007 and 2006:

                                     January 31,    January 31,
                                        2007           2006       Estimated life
                                      ---------      ---------    --------------

     Machinery and Equipment          $ 607,275      $ 602,766        7 years
     Office furniture and fixtures       12,138         12,138        5 years
     Leasehold improvements              18,029         14,180        2 years
     Vehicles                             9,279          9,279        5 years
                                      ---------      ---------
                                        646,721        638,363
     Less accumulated depreciation     (564,846)      (534,479)
                                      ---------      ---------

     Net property and equipment       $  81,875      $ 103,884
                                      =========      =========

Depreciation expense for the years ended January 31, 2007 and 2006 were approximately $30,366 and $30,122, respectively.

                KIK TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                            January 31, 2007 and 2006


NOTE I - FUNDS HELD IN TRUST BY OFFICER

In May 2001, the Company advanced $53,400 to its President to hold in trust as a contingency fund for the sole use of the Company in the event of a unanticipated cash shortfall. The advance bears interest at 4.0% annually and is unsecured. The original documentation required repayment of the advance and accrued, but unpaid, interest in May 2003. As of January 31, 2007, and subsequent thereto, with the approval of the Company's Board of Directors, the Company's President continues to maintain these funds as trustee on behalf of the Company.

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

                KIK TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                            January 31, 2007 and 2006


NOTE J - NOTES PAYABLE TO INVESTORS - CONTINUED

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

The aggregate maturities of the notes are as follows:

Balance as of January 31, 2007                                         $ 68,000
Less current portion                                                    (68,000)
                                                                       --------

Long-term portion                                                      $     --
                                                                       ========

NOTE K - CAPITAL LEASE PAYABLE

Capital lease payable is as follows:
                                                       January 31,   January 31,
                                                          2007          2006
                                                        -------       -------
$21,080 capital lease payable to a finance corporation
 Interest at 8.60%.  Payable in monthly installments
 of approximately $432, including accrued interest
 Final maturity due in April 2007.  Collateralized by
 equipment.  Paid in full in March 2007                 $   425       $ 4,942

     Less current maturities                               (425)       (4,517)
                                                        -------       -------

     Long-term portion                                  $    --       $   425
                                                        =======       =======

Future maturities of long-term capital leases payable are:

                                                      Year ending
                                                      January 31,      Amount
                                                      -----------      ------

                                                         2008          $ 425
                                                                       =====

                KIK TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                            January 31, 2007 and 2006


NOTE L - INCOME TAXES

The components of income tax (benefit) expense for each of the years ended January 31, 2007 and 2006, respectively, are as follows:

                                             Year Ended            Year Ended
                                             January 31,           January 31,
                                                2007                  2006
                                              -------               -------
      Federal:
       Current                                $    --               $    --
       Deferred                                    --                    --
                                              -------               -------
                                                   --                    --
                                              -------               -------
      State:
       Current                                     --                    --
       Deferred                                    --                    --
                                              -------               -------
                                                   --                    --
                                              -------               -------

       Total                                  $    --               $    --
                                              =======               =======

The Company has a cumulative net operating loss carryforward of approximately $5,300,000 to offset future taxable income. Subject to current regulations, components of this cumulative carryforward will at the end of each fiscal year through 2026. The amount and availability of the net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

The Company's income tax expense (benefit) for the years ended January 31, 2007 and 2006, respectively, differed from the statutory federal rate of 34 percent as follows:

                                                     Year Ended      Year Ended
                                                     January 31,     January 31,
                                                        2007            2006
                                                      --------        --------

Statutory rate applied to loss before income taxes $(150,000) $(130,000 Increase (decrease) in income taxes resulting from:
 State income taxes                                          --              --
 Other, including reserve for deferred tax asset        150,000         130,000
                                                      ---------       ---------

    Income tax expense                                $      --       $      --
                                                      =========       =========

Temporary differences due to statutory requirements in the recognition of assets and liabilities for tax and financial reporting purposes, generally including such items as organizational costs, accumulated depreciation and amortization, allowance for doubtful accounts, organizational and start-up costs and vacation accruals. These differences give rise to the financial statement carrying amounts and tax bases of assets and liabilities causing either deferred tax assets or liabilities, as necessary, as of January 31, 2007 and 2006, respectively:

                                            January 31,           January 31,
                                               2007                  2006
                                            -----------           -----------
Deferred tax assets
  Net operating loss carryforwards          $ 1,797,000           $ 1,647,000
  Less valuation allowance                   (1,797,000)           (1,647,000)
                                            -----------           -----------
Net Deferred Tax Asset                      $        --           $        --
                                            ===========           ===========

During the year ended January 31, 2007 and 2006, respectively, the valuation allowance for the deferred tax asset increased by approximately $150,000 and $122,000.

                KIK TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                            January 31, 2007 and 2006


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

NOTE N - STOCK WARRANTS

All warrants issued with the aforementioned convertible notes have expired. The Company has no issued and outstanding warrants as of January 31, 2007.

NOTE O - RELATED PARTY TRANSACTIONS

During each of the years ended January 31, 2007 and 2006, the Company accrued approximately $120,000 annually or approximately $30,000 per quarter for administrative service fees payable to KIK Polymers, the Company's controlling shareholder.

During Fiscal 2006, KIK Polymers advanced KTI $50,000 for working capital purposes. This advance is non-interest bearing and has no scheduled repayment date.

During Fiscal 2007, KIK Polymers advanced KTI $150,000 for working capital purposes. These advances are non-interest bearing and have no scheduled repayment date.

During the first quarter of Fiscal 2008, KIK Polymers advanced KTI an aggregate additional $100,000 for working capital purposes. This advance is non-interest bearing and has no scheduled repayment date.

NOTE P - COMMITMENTS AND CONTINGENCIES

LEASED FACILITIES

The Company leases its facilities under a non-cancellable operating lease, which expires in May 2008. The lease requires monthly payments as follows: $8,307 for the first 12 months; $8,639 for the next 12 months and $8,984 for the next 12 months. Rent expense incurred under this lease was approximately $110,680 and $108,597 for each of the years ended January 31, 2007 and 2006, respectively.

Future amounts due under this agreement are as follows:

                                                   Year ending
                                                   January 31,         Amount
                                                   -----------         ------

                                                      2008            $105,391
                                                      2009              48,585
                                                                      --------

                                                      Totals          $153,976
                                                                      ========

                KIK TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                            January 31, 2007 and 2006


NOTE P - COMMITMENTS AND CONTINGENCIES

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

NOTE Q - SIGNIFICANT CUSTOMERS

During the years ended January 31, 2007 and 2006, respectively, the Company had four and three separate customers who were responsible for a significant portion of the Company's net revenues, accounts receivable and suppliers of various raw materials and components to the Company's manufacturing process. The following table shows the significance of these entities:

                                                        Accounts       Accounts
                                      Revenues         Receivable       Payable
                                      --------         ----------       -------
Year ended January 31, 2007
   Customer A                           46.42%           30.77%          45.35%
   Customer B                            9.12             0.00            0.00
   Customer C                            5.86            16.30            0.58
   Customer D                            3.94             0.00            0.00
   Others                               34.66            52.93           54.07
                                       ------           ------          ------
     Totals                            100.00%          100.00%         100.00%
                                       ======           ======          ======

Year ended January 31, 2006
   Customer A                           28.98%           10.74%          48.05%
   Customer B                           25.73             3.48            0.00
   Customer C                            5.62            15.36            0.06
   Customer D                            6.28            11.08            0.00
   Others                               33.39            59.34           51.89
                                       ------           ------          ------
     Totals                            100.00%          100.00%         100.00%
                                       ======           ======          ======

NOTE R - SELECTED FINANCIAL DATA (UNAUDITED)

The following is a summary of the quarterly results of operations for each of the years ended January 31, 2007, 2006 and 2005, respectively.

                                Quarter ended    Quarter ended    Quarter ended    Quarter ended     Year ended
                                  April 30,         July 31,       October 31,       January 31,     January 31,
                                  ---------         --------       -----------       -----------     -----------
YEAR ENDING JANUARY 31, 2007
Sales                           $   596,844      $   578,076      $   277,577      $   405,169       $ 1,857,666
Gross profit                        143,541           69,814          (50,969)         (37,068)          125,318
Net earnings after provision
 for income taxes                    (8,429)         (86,327)        (182,480)        (164,812)         (442,048)
Basic and fully diluted
 earnings per share                     nil              nil      $     (0.01)     $     (0.01)      $     (0.02)
Weighted average
 number of shares
 issued and outstanding          25,171,865       25,173,495       25,323,495       25,321,865        25,247,892

                KIK TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                            January 31, 2007 and 2006


NOTE R - SELECTED FINANCIAL DATA (UNAUDITED) - CONTINUED

The following is a summary of the quarterly results of operations for each of the years ended January 31, 2007, 2006 and 2005, respectively.

                                Quarter ended    Quarter ended    Quarter ended    Quarter ended     Year ended
                                  April 30,         July 31,       October 31,       January 31,     January 31,
                                  ---------         --------       -----------       -----------     -----------
YEAR ENDED JANUARY 31, 2006
   Sales                        $   375,216      $   541,296      $   560,849      $   469,708       $ 1,947,069
   Gross profit                         577          147,853           40,488           29,097           218,015
   Net earnings after provision
    for income taxes               (148,144)           3,207         (105,991)        (130,359)         (381,287)
   Basic and fully diluted
    earnings per share          $     (0.01)             nil              nil      $     (0.01)      $     (0.02)
   Weighted average
    number of shares
    issued and outstanding       25,171,865       25,171,865       25,171,865       25,171,865        25,171,865

YEAR ENDED JANUARY 31, 2005
   Sales                        $   791,111      $   511,720      $   704,469      $   455,677       $ 2,462,977
   Gross profit                     107,642           14,866          119,193          (19,671)          222,030
   Net earnings after provision
    for income taxes                (56,101)        (142,464)         (32,265)        (203,886)         (434,716)
   Basic and fully diluted
    earnings per share                  nil      $     (0.01)             nil      $     (0.01)      $     (0.02)
   Weighted average
    number of shares
    issued and outstanding       25,021,865       25,038,169       25,171,865       25,171,865        25,101,375

NOTE S - SUBSEQUENT EVENT

During the first quarter of Fiscal 2008, KIK Polymers advanced KTI an aggregate additional $100,000 for working capital purposes. This advance is non-interest bearing and has no scheduled repayment date.


                (Remainder of this page left blank intentionally)

                        (Signatures follow on next page)

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            KIK TECHNOLOGY INTERNATIONAL, INC.


Dated: April 27, 2007                       /s/ Kuldip C. Baid
       --------------                       ------------------------------------
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


Dated: April 27, 2007                    by /s/ Donald P. Dean
       --------------                       ------------------------------------
                                                                  Donald P. Dean
                                                          Chairman and Secretary


Dated: April 27, 2007                       /s/ William M. Knooihuizen
       --------------                       ------------------------------------
                                                          William M. Knooihuizen
                                                          President and Director


Dated: April 27, 2007                       /s/ Kuldip C. Baid
       --------------                       ------------------------------------
                                                                  Kuldip C. Baid
                                                         Chief Financial Officer
                                                                    and Director