Form 10QSB
period 2007-04-30
KIK TECHNOLOGY INTERNATIONAL INC
filed 2007-07-20
CIK 1109662

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

--------------------------------------------------------------------------------
(Mark one)

[X] Quarterly Report Under Section 13 or 15(d) of The Securities Exchange
    Act of 1934

    For the quarterly period ended April 30, 2007

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: July 19, 2007: 25,321,865

Transitional Small Business Disclosure Format (check one):YES [ ] NO [X]

                       KIK TECHNOLOGY INTERNATIONAL, INC.

                Form 10-QSB for the Quarter ended April 30, 2007

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

                                     PART I

ITEM 1 - FINANCIAL STATEMENTS

                KIK TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                             April 30, 2007 and 2006

                                   (UNAUDITED)

                                                                      April 30,             April 30,
                                                                        2007                  2006
                                                                     -----------           -----------
                                     ASSETS
CURRENT ASSETS
   Cash on hand and in bank                                          $       832           $     8,459
   Accounts receivable
     Trade, net of allowance for doubtful accounts
     of approximately $1,989 and $15,758, respectively                   187,269               238,815
     Other                                                                12,282                10,680
   Inventories                                                           161,444               204,060
   Prepaid expenses                                                           --                    --
                                                                     -----------           -----------
      TOTAL CURRENT ASSETS                                               364,459               462,014
                                                                     -----------           -----------
PROPERTY AND EQUIPMENT - AT COST,
 NET OF ACCUMULATED DEPRECIATION                                          81,875               103,327
                                                                     -----------           -----------
OTHER ASSETS
   Funds held in trust by officer                                         53,400                53,400
   Refundable deposits                                                     4,966                 4,800
                                                                     -----------           -----------
      TOTAL OTHER ASSETS                                                  58,366                58,200
                                                                     -----------           -----------
TOTAL ASSETS                                                         $   508,974           $   623,541
                                                                     ===========           ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
   Cash overdraft                                                    $    18,527           $        --
   Notes payable to investors                                             68,000                68,000
   Current maturity of capital lease payable                                  --                 4,148
   Accounts payable - trade                                              520,032               372,502
   Other accrued expenses                                                 47,324                44,230
   Management fee payable to majority shareholder                        510,000               390,000
   Advances from majority shareholder                                    316,000               116,000
                                                                     -----------           -----------
      TOTAL CURRENT LIABILITIES                                        1,479,883               994,880
                                                                     -----------           -----------

LONG-TERM LIABILITIES                                                         --                    --
                                                                     -----------           -----------
      TOTAL LIABILITIES                                                1,479,883               994,880
                                                                     -----------           -----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
   Common stock - $0.001 par value
     100,000,000 shares authorized
     25,171,865 shares issued and outstanding                             25,172                25,172
   Additional paid-in capital                                          5,152,423             5,152,423
   Accumulated deficit                                                (6,165,487)           (5,548,934)
                                                                     -----------           -----------
      TOTAL STOCKHOLDERS' DEFICIT                                       (981,892)             (371,339)
                                                                     -----------           -----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                          $   497,991           $   623,541
                                                                     ===========           ===========

   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                KIK TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARY
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                   Three months ended April 30, 2007 and 2006

                                   (UNAUDITED)

                                                         Three months           Three months
                                                            ended                  ended
                                                           April 30,              April 30,
                                                             2007                   2006
                                                         ------------           ------------
REVENUES - net of returns and allowances                 $    312,923           $    596,844
COST OF SALES                                                (348,087)              (453,303)
                                                         ------------           ------------

GROSS PROFIT                                                  (35,164)               143,541
                                                         ------------           ------------

OPERATING EXPENSES
   Selling, general and administrative expenses               145,464                151,009
                                                         ------------           ------------

LOSS FROM OPERATIONS                                         (180,628)                (7,468)

OTHER INCOME
   Interest and other income (expense) - net                   (2,306)                  (961)
                                                         ------------           ------------

LOSS BEFORE PROVISION FOR INCOME TAXES                       (182,934)                (8,429)

PROVISION FOR INCOME TAXES                                         --                     --
                                                         ------------           ------------

NET LOSS                                                     (182,934)                (8,429)

OTHER COMPREHENSIVE INCOME                                         --                     --
                                                         ------------           ------------

COMPREHENSIVE LOSS                                       $   (182,934)          $     (8,429)
                                                         ============           ============
Net loss per weighted-average share
 of common stock outstanding, calculated
 on Net Loss - basic and fully diluted                   $      (0.01)          $      (0.00)
                                                         ============           ============
Weighted-average number of shares
 of common stock outstanding                               25,171,865             25,171,865
                                                         ============           ============


   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                KIK TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Three months ended April 30, 2007 and 2006

                                   (UNAUDITED)

                                                        Three months        Three months
                                                           ended               ended
                                                          April 30,           April 30,
                                                            2007                2006
                                                          ---------           ---------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss for the period                                $(182,934)          $  (8,429)
   Adjustments to reconcile net loss to net cash
    provided by operating activities
      Depreciation and amortization                           6,711               7,490
   (Increase) Decrease in
      Accounts receivable - trade and other                   6,947             (74,376)
      Inventory                                                (211)             11,369
      Prepaid expenses and other                             (1,661)                223
   Increase (Decrease) in
      Accounts payable                                       50,585             (11,234)
      Other accrued expenses                                 (3,855)                952
      Accrued management fees to parent company              30,000              30,000
                                                          ---------           ---------
NET CASH USED IN OPERATING ACTIVITIES                       (94,418)            (44,005)
                                                          ---------           ---------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment                            --              (6,933)
                                                          ---------           ---------
NET CASH USED IN INVESTING ACTIVITIES                            --              (6,933)
                                                          ---------           ---------

CASH FLOWS FROM FINANCING ACTIVITIES
   Decrease in cash overdraft                                (4,356)                 --
   Advances from majority shareholder                       100,000              50,000
   Payments on long-term capital lease                         (425)               (794)
                                                          ---------           ---------
NET CASH USED IN FINANCING ACTIVITIES                        95,219              49,206
                                                          ---------           ---------

INCREASE (DECREASE) IN CASH                                     801              (1,732)
Cash at beginning of period                                      31              10,191
                                                          ---------           ---------

CASH AT END OF PERIOD                                     $     832           $   8,459
                                                          =========           =========
SUPPLEMENTAL DISCLOSURE OF
 INTEREST AND INCOME TAXES PAID
   Interest paid for the period                           $   1,382           $   1,051
                                                          =========           =========
   Income taxes paid for the period                       $      --           $      --
                                                          =========           =========
SUPPLEMENTAL DISCLOSURE OF NON-CASH
 INVESTING AND FINANCING ACTIVITIES                       $      --           $      --
                                                          =========           =========

   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                KIK TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             April 30, 2007 and 2006


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

The Company's principal raw materials are produced from petroleum feedstocks and, therefore, are subject to disruption and price variances related to the global availability of and competition for crude oil, as well as domestic refining capacity and capability.

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

Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company's system of internal accounting control is designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods being presented

During interim periods, the Company follows the accounting policies set forth in its annual audited financial statements filed with the U. S. Securities and Exchange Commission on its Annual Report on Form 10-KSB for the year ended January 31, 2007. The information presented within these interim financial statements may not include all disclosures required by generally accepted accounting principles and the users of financial information provided for interim periods should refer to the annual financial information and footnotes when reviewing the interim financial results presented herein.

In the opinion of management, the accompanying interim financial statements, prepared in accordance with the U. S. Securities and Exchange Commission's
instructions   for  Form  10-QSB,   are   unaudited  and  contain  all  material
adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending January 31, 2008.

For segment reporting purposes, the Company operated in only one industry segment during the periods represented in the accompanying financial statements and makes all operating decisions and allocates resources based on the best benefit to the Company as a whole.

                KIK TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                             April 30, 2007 and 2006


NOTE B - PREPARATION OF FINANCIAL STATEMENTS - CONTINUED

These financial statements reflect the books and records of KIK Technology International, Inc. (KTII) and KIK Technology, Inc. (KTI) as of and for three months ended April 30, 2007 and 2006, respectively. All significant intercompany transactions have been eliminated in consolidation. The consolidated entities are referred to as Company.

NOTE C - GOING CONCERN UNCERTAINTY

During Fiscal 2007, as a result of a lack of working capital and difficulties in obtaining raw materials as a result of the continuing effects of Hurricane Katrina on Gulf Coast refineries and chemical plants, the Company's revenues continued to decline and the Company continues to use cash in operating activities. The Company's principal raw materials are produced from petroleum feedstocks and, therefore, are subject to disruption and price variances related to the global availability of crude oil and the production capacity of refineries and chemical plants, principally located on the U. S. Gulf Coast.
Management and the industry as a whole are uncertain on when Gulf Coast refineries and chemical plants will resume producing at 100% capacity as the Company's suppliers and competitors have been placed on allocations of available material by the producing source. As the Company is experiencing negative cash flows, the availability of working capital to acquire raw materials for production has had a negative impact on the Company's operations.

In the event of any disruption in the availability of raw materials or a market for the Company's products, as occurred during the year ended January 31, 2006, the Company will experience a negative economic impact.

During Fiscal 2007and the first quarter of Fiscal 2008, respectively, the Company obtained approximately $150,000 and $100,000 in new working capital and continues to seek additional outside sources of working capital to support that raised from operations. The Company's future existence is dependent upon achieving sales volumes sufficient to sustain the Company's cash requirements on a day-to-day basis through working capital generated from both operations and outside sources.

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

                KIK TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                             April 30, 2007 and 2006


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

     In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company follows the policy of evaluating all property and equipment as of the end of each reporting quarter. For each of the years ended January 31, 2007 and 2006 and the corresponding three month periods ended April 30, 2007 and 2006, no charges to operations were made for impairments in the future benefit or recoverability of property and equipment.

5. Income Taxes

     The Company uses the asset and liability method of accounting for income taxes. At April 30, 2007 and 2006, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

     As of April 30, 2007 and 2006, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved.

                KIK TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                             April 30, 2007 and 2006


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

     As of April 30, 2007 and 2006, the Company's issued and outstanding warrants, options and convertible debt are considered antidilutive due to the Company's net operating loss position.

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

                KIK TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                             April 30, 2007 and 2006


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

NOTE F - CONCENTRATIONS OF CREDIT RISK

KTII and KTI maintain their respective cash accounts in financial institutions subject to insurance coverage issued by the Federal Deposit Insurance
Corporation (FDIC). Under FDIC rules, both KTII and KTI are entitled to aggregate coverage of $100,000 per account type per separate legal entity per financial institution. During the years ended January 31, 2007 and 2006 and the corresponding three month periods ended April 30, 2007 and 2006, respectively, the various entities, from time-to-time, had deposits in a financial institution with credit risk exposures in excess of statutory FDIC coverage. The Company has incurred no losses as a result of any unsecured situations.

NOTE G - INVENTORIES

Inventories consist of the following at April 30, 2007 and 2006:

                                               April 30,           April 30,
                                                 2007                2006
                                               --------            --------

              Raw materials                    $ 22,574            $ 31,898
     Finished goods                             139,081             169,154
                                               --------            --------

              Total                            $161,655            $204,060
                                               ========            ========

NOTE H - PROPERTY AND EQUIPMENT

Property and equipment consists of the following at April 30, 2007 and 2006:

                                        April 30,      April 30,
                                          2007           2006     Estimated life
                                       ---------      ---------   --------------

     Machinery and Equipment           $ 607,275      $ 605,850      7 years
     Office furniture and fixtures        12,138         12,138      5 years
     Leasehold improvements               18,029         18,029      2 years
     Vehicles                              9,279          9,279      5 years
                                       ---------      ---------
                                         646,721        645,296
     Less accumulated depreciation      (571,555)      (541,969)
                                       ---------      ---------

     Net property and equipment        $  75,166      $ 103,327
                                       =========      =========

Depreciation expense for the each of the three months ended April 30, 2007 and 2006 were approximately $6,711 and $7,490, respectively.

                KIK TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                             April 30, 2007 and 2006


NOTE I - FUNDS HELD IN TRUST BY OFFICER

In May 2001, the Company advanced $53,400 to its President to hold in trust as a contingency fund for the sole use of the Company in the event of a unanticipated cash shortfall. The advance bears interest at 4.0% annually and is unsecured. The original documentation required repayment of the advance and accrued, but unpaid, interest in May 2003. As of April 30, 2007, and subsequent thereto, with the approval of the Company's Board of Directors, the Company's President continues to maintain these funds as trustee on behalf of the Company.

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

                KIK TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                             April 30, 2007 and 2006


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
                                             ========

NOTE K - CAPITAL LEASE PAYABLE

Capital lease payable is as follows:

                                                          April 30,    April 30,
                                                            2007         2006
                                                          -------      -------
$21,080 capital lease payable to a finance corporation
 Interest at 8.60%.  Payable in monthly installments
 of approximately $432, including accrued interest
 Final maturity due in April 2007.  Collateralized by
 equipment.  Paid in full in March 2007                   $    --      $ 4,148

     Less current maturities                                   --       (4,148)
                                                          -------      -------

     Long-term portion                                    $    --      $   425
                                                          =======      =======

                KIK TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                             April 30, 2007 and 2006


NOTE L - INCOME TAXES

The components of income tax (benefit) expense for each of the three month periods ended April 30, 2007 and 2006, respectively, are as follows:

                                            Three months          Three months
                                               ended                 ended
                                              April 30,             April 30,
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
                                              =======               =======

As of the year ended January 31, 2007, the Company has a cumulative net operating loss carryforward of approximately $5,300,000 to offset future taxable income. Subject to current regulations, components of this cumulative carryforward will at the end of each fiscal year through 2026. The amount and availability of the net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

The Company's income tax expense (benefit) for the three month periods ended April 30, 2007 and 2006, respectively, differed from the statutory federal rate of 34 percent as follows:

                                                     Three months   Three months
                                                        ended          ended
                                                       April 30,      April 30,
                                                         2007           2006
                                                       --------       --------

Statutory rate applied to loss before income taxes     $(62,000)      $ (2,900)
Increase (decrease) in income taxes resulting from:
  State income taxes                                         --             --
  Other, including reserve for deferred tax asset        62,000          2,900
                                                       --------       --------

     Income tax expense                                $     --       $     --
                                                       ========       ========

Temporary differences due to statutory requirements in the recognition of assets and liabilities for tax and financial reporting purposes, generally including such items as organizational costs, accumulated depreciation and amortization, allowance for doubtful accounts, organizational and start-up costs and vacation accruals. These differences give rise to the financial statement carrying amounts and tax bases of assets and liabilities causing either deferred tax assets or liabilities, as necessary, as of the year ended January 31, 2007 and 2006, respectively:

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

                KIK TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                             April 30, 2007 and 2006


NOTE M - COMMON STOCK TRANSACTIONS

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

NOTE N - STOCK WARRANTS

All warrants issued with the aforementioned convertible notes have expired. The Company has no issued and outstanding warrants as of April 30, 2007.

NOTE O - RELATED PARTY TRANSACTIONS

The  Company   accrues   $30,000  per  quarter  (or   $120,000   per  year)  for
administrative service fees payable to KIK Polymers, Inc., the Company's controlling shareholder. As of April 30, 2007 and 2006, the Company has accrued an aggregate $510,000 and $390,000, respectively, in these fees payable.

During Fiscal 2006, KIK Polymers advanced KTI $50,000 for working capital purposes. This advance is non-interest bearing and has no scheduled repayment date.

During Fiscal 2007, KIK Polymers advanced KTI $150,000 for working capital purposes. These advances are non-interest bearing and have no scheduled repayment date.

During the first quarter of Fiscal 2008, KIK Polymers advanced KTI $100,000 for working capital purposes. These advances are non-interest bearing and have no scheduled repayment date.

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
                                                                      ========

                KIK TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                             April 30, 2007 and 2006


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
                                     ======           ======            ======

During the quarter ended April 30, 2007, these trends have continued to exist.


NOTE R - SELECTED FINANCIAL DATA (UNAUDITED)

The following is a summary of the quarterly results of operations for each of the years ended or ending January 31, 2008, 2007 and 2006, respectively.

                                Quarter ended     Quarter ended   Quarter ended    Quarter ended      Year ended
                                  April 30,         July 31,        October 31,      January 31,      January 31,
                                  ---------         --------        -----------      -----------      -----------
YEAR ENDING JANUARY 31, 2008
  Sales                          $   312,923
  Gross profit                      (35,164)
  Net earnings after provision
    for income taxes               (182,934)
  Basic and fully diluted
    earnings per share           $    (0.01)
  Weighted average
    number of shares
    issued and outstanding       25,321,865

                KIK TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                             April 30, 2007 and 2006



NOTE R - SELECTED FINANCIAL DATA (UNAUDITED) - CONTINUED

The following is a summary of the quarterly results of operations for each of the years ended or ending January 31, 2008, 2007 and 2006, respectively.

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

(2) RESULTS OF OPERATIONS, LIQUIDITY AND CAPITAL RESOURCES OR PLAN OF OPERATION

OVERVIEW

During the three months ended April 30, 2007 and 2006, respectively, the Company achieved revenues of approximately $313,000 and $597,000. These revenues were derived primarily from the sale of tire products. Net loss for the three months ended April 30, 2007 and 2006 was approximately $(183,000) and $(8,400), respectively. The net loss for each of these quarters includes a $30,000 charge for administrative services to the Company from KIK Polymers, Inc. (formerly KIK Tire Technologies Inc., the Company's publicly-owned Canadian majority shareholder. The net loss per share of common stock for the three months ended April 30, 2007 and 2006, respectively, was approximately $(0.01) and $(0.00).

On June 19, 2007, we filed a Current Report on Form 8-K outlining certain negative financial and operational trends. In summary, this filing highlighted certain disclosures in our Annual Report on Form 10-KSB (filed on or about April 30, 2007) related to raw material price increases which we are not able to fully pass through to our customers, the competitive pressures and difficulties in obtaining raw feedstock materials and our decline in our gross profit margin. Further, we continue to experience economic pricing pressures caused by foreign competition and increases in domestic raw material costs, which are directly related to the cost of crude oil from both foreign and domestic markets.

In April 2007, our management attended an industry trade show in Las Vegas Nevada. As a result of being in attendance at this trade show, our management continues to be of the opinion that consumer demand for the Company's flat free tires remains strong and, with adequate working capital and availability of raw materials, could potentially increase in the next operating year. The Company's products continue to have strong demand at the consumer level and, although, the Company's raw feedstocks are petrochemical based, that the Company will be able to meet product demands and generate sufficient cash from regular product sales to support the Company's operations for the next twelve months. In the event that daily normal sales activities do not generate sufficient cash, management is of the opinion that alternative sources of working capital exist either from existing shareholders making a capital infusion or from new third party sources, including receivable financing or secured bank lines of credit.

However, we have been unable to acquire sufficient additional working capital from either outside sources or its parent company, KIK Polymers, Inc. of Calgary, Alberta, Canada. Accordingly, the Company continues to experience negative cash flows from operating activities which negatively impact the Company's ability to meet its daily operational cash requirements.

The ultimate resolution of the Company's financial difficulties, the ultimate impact on the Company's operations and the future ability of the Company's securities to be traded in an open market environment is unknown at this time.

RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes.

THREE MONTHS ENDED APRIL 30, 2007 COMPARED TO THE THREE MONTHS ENDED APRIL 30, 2006

The Company posted net sales of approximately $313,000 for the three months ended April 30, 2007 as compared to net sales of approximately $597,000 for the three months ended April 30, 2006.

The Company's cost of sales increased by approximately $105,000 to approximately $348,000 for the three months ended April 30, 2007 as compared to approximately $453,000 for the three months ended April 30, 2006. This increase profiles comparably to the increase in sales over the same calendar period of the previous year. The Company continues to experience certain price increases in key raw materials which cannot be fully passed through in their entirety due to competitive pressures from comparable products produced in Asian markets and continue to have difficulties in obtaining raw materials due to the lack of availability of adequate working capital. All other costs related to production were relatively stable from the end of Fiscal 2005 through the first quarter of Fiscal 2007.

The Company continues to experience economic pricing pressures caused by foreign competition and increases in domestic raw material costs, which are directly related to the cost of crude oil from both foreign and domestic markets. Management is aware of this situation and continues to evaluate all productive alternatives to restore the gross profit percentages experienced in prior years.

General and administrative expenses decreased nominally to approximately $145,000 for the three months ended April 30, 2007 to approximately $151,000 for the three months ended April 30, 2006. To the extent possible, management monitors and controls the variable expenditures related to the Company's administration; however, we are of the opinion that these costs are relatively stable as management has reduced all administrative costs to the minimum necessary to operate the Company. Included in these costs is a $10,000 per month ($30,000 per quarter) administrative charge to KIK Tire Technologies Inc., the Company's publicly-owned Canadian majority shareholder.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash and cash equivalents of approximately $832, $31 and $8.500 as of April 30, 2007, January 31, 2007 and April 30, 2006, respectively. The Company maintained business liquidity and capital resources during the year adequate to fund all capital and operating expense requirements. Operations were primarily funded from internally generated funds, line of credit borrowings, and capital raised via a private placement of securities in previous years.

For the three months ended April 30, 2007 and 2006,  net cash  provided by (used
in) operating activities was approximately $(94,400) and $(44,000), respectively. The negative cash flow for operations is a result of reduced sales volumes, increased raw material costs and increased costs related to energy (principally electricity and natural gas) consumed in the production process and maintenance of the Company's facilities.

Cash used in investing activities was approximately $-0- and $(7,000) for each of the three months ended April 30, 2007 and 2006, respectively. The Fiscal 2007 cash utilizations were solely for the acquisition of equipment used in the manufacturing process.

The Company experienced cash derived from (used in) financing activities of approximately $95,200 and $49,200 in the first three months of Fiscal 2008 and Fiscal 2007, respectively. Any expenditures in this area were solely related to payments on the Company's capital lease financing obligation. The Company received a $100,000 and $50,000 cash advance during each of the first quarters of Fiscal 2008 and 2007 from it's majority shareholder to provide additional working capital.

Management is uncertain on the future operations of the Company without significant infusions of new working capital.

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

ITEM 3 - CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of April 30, 2007. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to our Company required to be included in our reports filed or submitted under the Exchange Act.

(b) Changes in Internal Controls

There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended April 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                          PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

None

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3 - DEFAULTS ON SENIOR SECURITIES

None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company has held no regularly scheduled, called or special meetings of shareholders during the reporting period.

ITEM 5 - OTHER INFORMATION

DIRECTOR RESIGNATION

On June 18, 2007, the Company's management and Board of Directors received a Letter of Resignation dated June 15, 2007 from Mr. Kuldip C. Baid, the Company's former Chief Financial Officer and member of the Company's Board of Directors, effective as of that date. While Mr. Baid did not specifically state a reason for his resignation, management and the Board of Directors believe the event is related to the Company's financial condition and Mr. Baid's relationship with the Company's Canadian based majority stockholder, KIK Polymers, Inc. Mr Baid was provided with a copy of our initial disclosure in a Current Report on Form 8-K and he verbally advised the Company that he had no issues or disagreements with the information disclosed. As a result of Mr. Baid's resignation, Mr. William Knooihuizen assumed the position of Acting Chief Financial Officer.

ACCOUNTING FIRM MATTERS

On June 14, 2007, the Company received a demand notice from its Registered Independent Certified Public Accounting Firm. The key segments of this demand notice are as follows:

     "KIK Technology International, Inc. (Company) is seriously delinquent in the payment of its indebtedness to S. W. Hatfield, CPA for professional services related to the performance of the review of your financial statements for the respective quarters ended July 31, 2006 and November 30, 2006; the performance of the examination of your financial statements in accordance with auditing standards established by the Public Company Accounting Oversight Board (United States) for the year ended January 31, 2007; and the performance of certain requested procedures related to the reliance on our audit work as it relates to the Company's financial statements and the integration thereof into the financial statements of the Company's parent company, KIK Polymers, Inc.

     BE ADVISED THAT FINANCE CHARGES HAVE ACCRUED FROM THE DATE OF INITIAL INVOICE, AT THE AGREED-UPON RATE OF 21.0%.

     DEMAND IS MADE FOR PAYMENT IN THE AMOUNT OF $24,266.79. SEE THE ATTACHED CALCULATION. THIS DEMAND IS AN ATTEMPT TO COLLECT A DEBT. ANY INFORMATION YOU PROVIDE MAY BE USED TO ASSIST IN THE COLLECTION OF THIS DEBT.

     PAYMENT IS TO BE MADE IN U.S. DOLLARS, VIA WIRE TRANSFER, NO LATER THAN 12:00 NOON, MONDAY, JUNE 25, 2007. WIRE INSTRUCTIONS WILL BE PROVIDED.

     In the event that payment is not received by the due date, interest will continue to accrue at the agreed upon rate. Further, failure to pay will result in the filing of a lawsuit against you seeking all past due amounts, and attorney's fees."

While the Company has made a partial payment on the demands of the Company's Registered Certified Public Accounting Firm, we have not been able to fully comply with the demands and satisfy the outstanding balance(s) due. Due to this payment in good faith, our auditors agreed to and have reviewed this filing and the financial statements contained herein. However, in the event that we are unable to fully satisfy our financial responsibilities, management that our understands that a withdrawal of either the respective Independent Accountant's Review Report or Report of Registered Independent Certified Public Accounting Firm on any or all of the Company's financial statements as contained in either Quarterly Reports on Form 10-QSB or Annual Reports on Form 10-KSB remains a distinct possibility due to our non-payment for the related assurance services.

In the event that the Company's auditor commences legal action and/or withdraws previously issued periodic review reports or annual audit reports due to non-payment for services, there will be an immediate negative impact on the trading ability of the Company's equity securities. Further, our auditors will resign due to independence issues and the litigation. The Company will then be required to engage new auditors to fulfill the Company's reporting requirements under the Securities Exchange Act of 1934. Due to the Company's financial condition, it is uncertain that the Company will be able to engage successor auditors.

ITEM 6 - EXHIBITS

Exhibits
31.1 Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002 - Chief Executive and Financial Officer
32.1 Certifications pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                             KIK TECHNOLOGY INTERNATIONAL, INC.


Date: June 14, 2006                          By: /s/ William M. Knooihuizen
      -------------                             --------------------------------
                                                          William M. Knooihuizen
                                                     Chief Executive Officer and
                                                  Acting Chief Financial Officer