Form 10QSB
period 2007-07-31
KIK TECHNOLOGY INTERNATIONAL INC
filed 2007-09-18
CIK 1109662

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

--------------------------------------------------------------------------------
(Mark one)

[X] Quarterly Report Under Section 13 or 15(d) of The Securities Exchange
    Act of 1934

    For the quarterly period ended July 31, 2007

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: September 17, 2007: 25,321,865

Transitional Small Business Disclosure Format (check one): YES [ ] NO [X]

                       KIK TECHNOLOGY INTERNATIONAL, INC.

                 Form 10-QSB for the Quarter ended July 31, 2007

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

                                     PART I
ITEM 1 - FINANCIAL STATEMENTS

                KIK TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                             July 31, 2006 and 2005

                                   (UNAUDITED)

                                                                          July 31,              July 31,
                                                                            2007                  2006
                                                                         -----------           -----------
                                     ASSETS
CURRENT ASSETS
   Cash on hand and in bank                                              $       452           $    27,724
   Accounts receivable
     Trade, net of allowance for doubtful accounts
       of approximately $-0- and $13,686, respectively                       182,624               327,075
     Other                                                                    13,350                11,214
   Inventories                                                               161,654               196,555
                                                                         -----------           -----------
      TOTAL CURRENT ASSETS                                                   358,080               562,568
                                                                         -----------           -----------

PROPERTY AND EQUIPMENT - AT COST,
 NET OF ACCUMULATED DEPRECIATION                                              68,110                95,636
                                                                         -----------           -----------
OTHER ASSETS
   Funds held in trust by officer                                             53,400                53,400
   Refundable deposits                                                         4,966                 4,800
                                                                         -----------           -----------
      TOTAL OTHER ASSETS                                                      58,366                58,200
                                                                         -----------           -----------

TOTAL ASSETS                                                             $   484,556           $   716,404
                                                                         ===========           ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
   Notes payable to investors                                            $    68,000           $    68,000
   Current maturity of capital lease payable                                      --                 2,934
   Accounts payable - trade                                                  618,047               515,661
   Other accrued expenses                                                     51,056                45,475
   Management fee payable to majority shareholder                            540,000               420,000
   Advances from majority shareholder                                        316,000               116,000
                                                                         -----------           -----------
      TOTAL CURRENT LIABILITIES                                            1,593,103             1,168,070
                                                                         -----------           -----------

LONG-TERM LIABILITIES                                                             --                    --
                                                                         -----------           -----------

      TOTAL LIABILITIES                                                    1,593,103             1,168,070
                                                                         -----------           -----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
   Common stock - $0.001 par value
     100,000,000 shares authorized
     25,321,865 shares issued and outstanding                                 25,322                25,322
   Additional paid-in capital                                              5,158,273             5,158,273
   Accumulated deficit                                                    (6,292,142)           (5,635,261)
                                                                         -----------           -----------
      TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                (1,108,547)             (451,666)
                                                                         -----------           -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                     $   484,556           $   716,404
                                                                         ===========           ===========

   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                KIK TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARY
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                Six and Three months ended July 31, 2007 and 2006

                                   (UNAUDITED)

                                                       Six months       Six months     Three months     Three months
                                                         ended            ended            ended            ended
                                                        July 31,         July 31,         July 31,         July 31,
                                                          2007             2006             2007             2006
                                                      -----------      -----------      -----------      -----------
REVENUES - net of returns and allowances              $   677,028      $ 1,174,920      $   364,105      $   578,076
COST OF SALES                                            (697,855)        (961,565)        (349,768)        (508,262)
                                                      -----------      -----------      -----------      -----------

GROSS PROFIT                                              (20,827)         213,355           14,337           69,814
                                                      -----------      -----------      -----------      -----------
OPERATING EXPENSES
   Selling, general and administrative
    expenses                                              284,028          306,695          138,564          155,686
                                                      -----------      -----------      -----------      -----------

LOSS FROM OPERATIONS                                     (304,855)         (93,340)        (124,227)         (85,872)

OTHER INCOME
   Interest and other income (expense) - net               (4,734)          (1,416)          (2,428)            (455)
                                                      -----------      -----------      -----------      -----------

LOSS BEFORE PROVISION FOR INCOME TAXES                   (309,589)         (94,756)        (126,655)         (86,327)

PROVISION FOR INCOME TAXES                                     --               --               --               --
                                                      -----------      -----------      -----------      -----------

NET LOSS                                                 (309,589)         (94,756)        (126,655)         (86,327)

OTHER COMPREHENSIVE INCOME                                     --               --               --               --
                                                      -----------      -----------      -----------      -----------

COMPREHENSIVE LOSS                                    $  (309,589)     $   (94,756)     $  (126,655)     $   (86,327)
                                                      ===========      ===========      ===========      ===========

Net loss per weighted-average share
 of common stock outstanding,
 calculated on Net Loss - basic and
 fully diluted                                        $     (0.01)             nil      $     (0.01)             nil
                                                      ===========      ===========      ===========      ===========
Weighted-average number of shares
 of common stock outstanding                           25,321,865       25,172,694       25,321,865       25,173,495
                                                      ===========      ===========      ===========      ===========


   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                KIK TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Six months ended July 31, 2007 and 2006

                                   (UNAUDITED)

                                                          Six months          Six months
                                                            ended               ended
                                                           July 31,            July 31,
                                                             2007                2006
                                                          ---------           ---------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss for the period                                $(309,589)          $ (94,756)
   Adjustments to reconcile net loss to net cash
    provided by operating activities
      Depreciation and amortization                          14,257              15,251
      Consulting fees paid with common stock                     --               6,000
   (Increase) Decrease in
      Accounts receivable - trade and other                  11,058            (163,170)
      Inventory                                                (210)             18,874
      Prepaid expenses and other                                226                 223
   Increase (Decrease) in
     Accounts payable                                       148,600             131,925
     Other accrued expenses                                    (123)              2,197
     Accrued management fees to parent company               60,000              60,000
                                                          ---------           ---------
NET CASH USED IN OPERATING ACTIVITIES                       (75,781)            (23,456)
                                                          ---------           ---------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment                          (490)             (7,003)
                                                          ---------           ---------
NET CASH USED IN INVESTING ACTIVITIES                          (490)             (7,003)
                                                          ---------           ---------

CASH FLOWS FROM FINANCING ACTIVITIES
   Reduction in cash overdraft                              (22,883)                 --
   Advances from majority shareholder                       100,000              50,000
   Payments on long-term capital lease                         (425)             (2,008)
                                                          ---------           ---------
NET CASH USED IN FINANCING ACTIVITIES                        76,692              47,992
                                                          ---------           ---------

INCREASE (DECREASE) IN CASH                                     421              17,533
Cash at beginning of period                                      31              10,191
                                                          ---------           ---------

CASH AT END OF PERIOD                                     $     452           $  27,724
                                                          =========           =========

SUPPLEMENTAL DISCLOSURE OF
 INTEREST AND INCOME TAXES PAID
   Interest paid for the period                           $   3,259           $   2,076
                                                          =========           =========
   Income taxes paid for the period                       $      --           $      --
                                                          =========           =========
SUPPLEMENTAL DISCLOSURE OF NON-CASH
 INVESTING AND FINANCING ACTIVITIES                       $      --           $      --
                                                          =========           =========


   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                KIK TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             July 31, 2007 and 2006

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

                KIK TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                             July 31, 2007 and 2006

NOTE B - PREPARATION OF FINANCIAL STATEMENTS - CONTINUED

These financial statements reflect the books and records of KIK Technology International, Inc. (KTII) and KIK Technology, Inc. (KTI) as of and for six and three months ended July 31, 2007 and 2006, respectively. All significant intercompany transactions have been eliminated in consolidation. The consolidated entities are referred to as Company.

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

                KIK TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                             July 31, 2007 and 2006

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

     In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company follows the policy of evaluating all property and equipment as of the end of each reporting quarter. For each of the years ended January 31, 2007 and 2006 and the corresponding six month periods ended July 31, 2007 and 2006, no charges to operations were made for impairments in the future benefit or recoverability of property and equipment.

5. Income Taxes

     The Company uses the asset and liability method of accounting for income taxes. At July 31, 2007 and 2006, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

     As of July 31, 2007 and 2006, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved.

                KIK TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                             July 31, 2007 and 2006

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

     As of July 31, 2007 and 2006, the Company's issued and outstanding warrants, options and convertible debt are considered antidilutive due to the Company's net operating loss position.

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

                KIK TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                             July 31, 2007 and 2006

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

NOTE F - CONCENTRATIONS OF CREDIT RISK

KTII and KTI maintain their respective cash accounts in financial institutions subject to insurance coverage issued by the Federal Deposit Insurance
Corporation (FDIC). Under FDIC rules, both KTII and KTI are entitled to aggregate coverage of $100,000 per account type per separate legal entity per financial institution. During the years ended January 31, 2007 and 2006 and the corresponding six month periods ended July 31, 2007 and 2006, respectively, the various entities, from time-to-time, had deposits in a financial institution with credit risk exposures in excess of statutory FDIC coverage. The Company has incurred no losses as a result of any unsecured situations.

NOTE G - INVENTORIES

Inventories consist of the following at July 31, 2007and 2006:

                                     July 31,          July 31,
                                       2007              2006
                                     --------          --------

     Raw materials                   $ 22,574          $ 32,125
     Finished goods                   139,080           164,430
                                     --------          --------

         Total                       $161,654          $196,555
                                     ========          ========

NOTE H - PROPERTY AND EQUIPMENT

Property and equipment consists of the following at July 31, 2007 and 2006:

                                      July 31,        July 31,
                                        2007            2006      Estimated life
                                      ---------       ---------   --------------

     Machinery and Equipment          $ 607,766       $ 605,921      7 years
     Office furniture and fixtures       12,138          12,138      5 years
     Leasehold improvements              18,029          18,029      2 years
     Vehicles                             9,279           9,279      5 years
                                      ---------       ---------
                                        647,212         645,367
     Less accumulated depreciation     (579,102)       (549,731)
                                      ---------       ---------

     Net property and equipment       $  68,110       $  95,636
                                      =========       =========

Depreciation expense for the each of the six month periods ended July 31, 2007 and 2006 were approximately $14,257 and $15,251, respectively.

                KIK TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                             July 31, 2007 and 2006

NOTE I - FUNDS HELD IN TRUST BY OFFICER

In May 2001, the Company advanced $53,400 to its President to hold in trust as a contingency fund for the sole use of the Company in the event of a unanticipated cash shortfall. The advance bears interest at 4.0% annually and is unsecured. The original documentation required repayment of the advance and accrued, but unpaid, interest in May 2003. As of July 31, 2007, and subsequent thereto, with the approval of the Company's Board of Directors, the Company's President continues to maintain these funds as trustee on behalf of the Company.

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

                KIK TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                             July 31, 2007 and 2006

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
                                                             ========


NOTE K - CAPITAL LEASE PAYABLE

Capital lease payable is as follows:

                                                             July 31,   July 31,
                                                               2007       2006
                                                             -------    -------
     $21,080 capital lease payable to a finance corporation
      Interest at 8.60%.  Payable in monthly installments
      of approximately $432, including accrued interest
      Final maturity due in April 2007.  Collateralized
      by equipment. Paid in full in March 2007               $    --    $ 2,934

          Less current maturities                                 --     (2,934)
                                                             -------    -------

          Long-term portion                                  $    --    $    --
                                                             =======    =======

                KIK TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                             July 31, 2007 and 2006

NOTE L - INCOME TAXES

The components of income tax (benefit) expense for each of the six month periods ended July 31, 2007 and 2006, respectively, are as follows:

                                             Six months            Six months
                                               ended                 ended
                                              July 31,              July 31,
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

The Company's income tax expense (benefit) for the six month periods ended July 31, 2007 and 2006, respectively, differed from the statutory federal rate of 34 percent as follows:

                                                      Six months    Three months
                                                        ended          ended
                                                       July 31,       July 31,
                                                         2007           2006
                                                       ---------      ---------

Statutory rate applied to loss before income taxes     $(105,300)     $ (49,300)
Increase (decrease) in income taxes resulting from:
  State income taxes                                          --             --
  Other, including reserve for deferred tax asset        105,300         49,300
                                                       ---------      ---------

     Income tax expense                                $      --      $      --
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

                KIK TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                             July 31, 2007 and 2006

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

NOTE N - STOCK WARRANTS

All warrants issued with the aforementioned convertible notes have expired. The Company has no issued and outstanding warrants as of July 31, 2007.

NOTE O - RELATED PARTY TRANSACTIONS

The  Company   accrues   $30,000  per  quarter  (or   $120,000   per  year)  for
administrative service fees payable to KIK Polymers, Inc., the Company's controlling shareholder. As of July 31, 2007 and 2006, the Company has accrued an aggregate $540,000 and $420,000, respectively, in these fees payable.

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
                                                                    ========

                KIK TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                             July 31, 2007 and 2006

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
                                     ======           ======           ======

During the quarter ended July 31, 2007, these trends have continued to exist.

NOTE R - SELECTED FINANCIAL DATA (UNAUDITED)

The following is a summary of the quarterly results of operations for each of the years ended or ending January 31, 2008, 2007 and 2006, respectively.

                                   Quarter ended    Quarter ended     Quarter ended    Quarter ended      Year ended
                                     April 30,         July 31,        October 31,       January 31,      January 31,
                                     ---------         --------        -----------       -----------      -----------
YEAR ENDING JANUARY 31, 2008
Sales                              $   312,923      $   364,105
Gross profit                           (35,164)          14,337
Net earnings after provision
 for income taxes                     (182,934)        (126,655)
Basic and fully diluted
 earnings per share                $     (0.01)     $     (0.01)
Weighted average
 number of shares
 issued and outstanding             25,321,865       25,321,865

                KIK TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                             July 31, 2007 and 2006

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

(2) RESULTS OF OPERATIONS, LIQUIDITY AND CAPITAL RESOURCES OR PLAN OF OPERATION

OVERVIEW

During the six months ended July 31, 2007 and 2006, respectively, the Company achieved revenues of approximately $677,000 and $1,175,000. These revenues were derived primarily from the sale of tire products. Net loss for the six months ended July 31, 2007 and 2006 was approximately $(310,000) and $(95,000), respectively. The net loss for each of these six month periods includes a $60,000 ($30,000 per quarter) charge for administrative services to the Company from KIK Polymers, Inc. (formerly KIK Tire Technologies Inc., the Company's publicly-owned Canadian majority shareholder. The net loss per share of common stock for the six months ended July 31, 2007 and 2006, respectively, was approximately $(0.01) and $(0.00).

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

In April 2007, our management attended an industry trade show in Las Vegas Nevada. As a result of being in attendance at this trade show, our management continues to be of the opinion that consumer demand for the Company's flat free tires remains strong and, with adequate working capital and availability of raw materials, could potentially increase in the next operating year. The Company's products continue to have strong demand at the consumer level and, although, the Company's raw feedstocks are petrochemical based, that the Company will be able to meet product demands and generate sufficient cash from regular product sales to support the Company's operations for the next twelve months. In the event that daily normal sales activities do not generate sufficient cash, management is of the current opinion that extremely limited alternative sources of working capital exist either from existing shareholders making a capital infusion or from new third party sources, including receivable financing or secured bank lines of credit as of the date of this filing.

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

SIX MONTHS ENDED JULY 31, 2007 COMPARED TO THE SIX MONTHS ENDED JULY 31, 2006

The Company posted net sales of approximately $677,000 for the six months ended July 31, 2007 as compared to net sales of approximately $1,174,000 for the six months ended July 31, 2006.

The Company's cost of sales decreased by approximately $264,000 to approximately $698,000 for the six months ended July 31, 2007 as compared to approximately $962,000 for the six months ended July 31, 2006. This decrease profiles comparably to the decrease in sales over the same calendar period of the previous year. The Company continues to experience certain price increases in key raw materials which cannot be fully passed through in their entirety due to competitive pressures from comparable products produced in Asian markets and continue to have difficulties in obtaining raw materials due to the lack of availability of adequate working capital. All other costs related to production, with the exception of energy costs, were relatively stable from the end of Fiscal 2005 through the second quarter of Fiscal 2007.

The Company continues to experience economic pricing pressures caused by foreign competition and increases in domestic raw material costs, which are directly related to the cost of crude oil from both foreign and domestic markets. Management is aware of this situation and continues to evaluate all productive alternatives to restore the gross profit percentages experienced in prior years.

General and administrative expenses decreased nominally to approximately $284,000 for the six months ended July 31, 2007 as compared to approximately $307,000 for the six months ended July 31, 2006. The largest contributor to this decline was the resignation of the Company's Chief Financial Officer, Kuldip Baid, in June 2007 which ceased the related compensation charge of approximately $6,000 per month (or $9,000 for the current quarter). To the extent possible, management monitors and controls the variable expenditures related to the Company's administration; however, we are of the opinion that these costs are relatively stable as management has reduced all administrative costs to the minimum necessary to operate the Company. Also included in our general and administrative expenses is a $10,000 per month ($30,000 per quarter) administrative charge to KIK Polymers, Inc. (formerly KIK Tire Technologies Inc.), the Company's publicly-owned Canadian majority shareholder.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash and cash equivalents of approximately $452, $31 and $27,724 as of July 31, 2007, January 31, 2007 and July 31, 2006, respectively. The Company maintained business liquidity and capital resources during the year adequate to fund all capital and operating expense requirements. Operations were primarily funded from internally generated funds, line of credit borrowings, and capital raised via a private placement of securities in previous years.

For the six months ended July 31, 2007 and 2006, net cash provided by (used in) operating activities was approximately $(75,800) and $(23,500), respectively. The negative cash flow for operations is a result of reduced sales volumes, increased raw material costs and increased costs related to energy (principally electricity and natural gas) consumed in the production process and maintenance of the Company's facilities.

Cash used in investing activities was approximately $(500) and $(7,000) for each of the six months ended July 31, 2007 and 2006, respectively. All expenditures in this category were solely for the acquisition of equipment used in the manufacturing process.

The Company experienced cash derived from (used in) financing activities of approximately $76,700 and $48,000 in the first six months of Fiscal 2008 and Fiscal 2007, respectively. Any expenditures in this area were solely related to payments on the Company's capital lease financing obligation. The Company received a $100,000 and $50,000 cash advance during each of the first quarters of Fiscal 2008 and 2007 from it's majority shareholder to provide additional working capital.

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

INVENTORIES

Inventories are valued at the lower of cost or market. Cost is determined principally on the average cost method. The Company regularly reviews inventory quantities on hand and records, when necessary, a provision for excess and obsolete inventory based primarily on the Company's estimated forecast of product demand and production requirements for the next twelve months. Demand for the Company's products can fluctuate significantly. A significant increase in the demand for the Company's products could result in a short-term increase in the cost of inventory purchases while a significant decrease in demand could result in an increase in the amount of excess inventory quantities on hand. In addition, the Company's industry is not necessarily characterized by rapid technological change, frequent new product development and rapid product obsolescence that could result in an increase in the amount of obsolete inventory quantities on hand; however, such events could occur and have a negative impact on the carrying values of the Company's inventory. Additionally, the Company's estimate of future product demand may prove to be inaccurate, in which case the Company may understate or overstate the provision required for excess and obsolete inventory. Therefore, although the Company makes every effort to ensure the accuracy of its forecasts of future product demand, any significant unanticipated changes in demand or technological developments could have a significant impact on the Company's inventory value and reported operating results.

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

ITEM 3 - CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of July 31, 2007. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to our Company required to be included in our reports filed or submitted under the Exchange Act.

(b) Changes in Internal Controls

There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended July 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                          PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

None

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

From time to time the Company may become subject to various legal proceedings that are incidental to the ordinary conduct of its business. The Company does not consider any such proceedings to date, either individually or in the aggregate, to be material to its business or likely to result in a material adverse effect on its future operating results, financial condition, or cash flows.

ITEM 3 - DEFAULTS ON SENIOR SECURITIES

None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company has held no regularly scheduled, called or special meetings of shareholders during the reporting period.

ITEM 5 - OTHER INFORMATION

ACCOUNTING FIRM MATTERS

On September 13, 2007, the Company completed its obligation for a partial satisfaction of the June 2007 demand notice received from its Registered Independent Certified Public Accounting Firm which allowed our CPA Firm to continue performing auditing and review services for the Company.

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

ITEM 6 - EXHIBITS

Exhibits

31.1  Certification  pursuant  to Section 302 of  Sarbanes-Oxley  Act of 2002
32.1  Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

--------------------------------------------------------------------------------
                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             KIK TECHNOLOGY INTERNATIONAL, INC.


Date: September 17, 2007                     By: /s/ William M. Knooihuizen
      ------------------                        --------------------------------
                                                          William M. Knooihuizen
                                                     Chief Executive Officer and
                                                  Acting Chief Financial Officer