Form 10QSB
period 2007-10-31
KIK TECHNOLOGY INTERNATIONAL INC
filed 2007-12-19
CIK 1109662

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

--------------------------------------------------------------------------------
(Mark one)

[X] Quarterly Report Under Section 13 or 15(d) of The Securities Exchange
    Act of 1934

    For the quarterly period ended October 31, 2007

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

                1902 Wright Place, Suite 200, Carlsbad, CA 92008
                    (Address of principal executive offices)

                                 (760) 967-2777
                           (Issuer's telephone number)

                      590 Airport Road, Oceanside CA 92054
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: December 17, 2007: 25,321,865

Transitional Small Business Disclosure Format (check one): YES [ ] NO [X]

                       KIK TECHNOLOGY INTERNATIONAL, INC.

               Form 10-QSB for the Quarter ended October 31, 2007

                                Table of Contents

                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

  Item 1 Financial Statements                                                 3

  Item 2 Management's Discussion and Analysis or Plan of Operation           17

  Item 3 Controls and Procedures                                             20

PART II - OTHER INFORMATION

  Item 1 Legal Proceedings                                                   21

  Item 2 Unregistered Sales of Equity Securities and Use of Proceeds         21

  Item 3 Defaults Upon Senior Securities                                     21

  Item 4 Submission of Matters to a Vote of Security Holders                 21

  Item 5 Other Information                                                   21

  Item 6 Exhibits                                                            22

SIGNATURES                                                                   22

                                     PART I
ITEM 1 - FINANCIAL STATEMENTS

                KIK TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                            October 31, 2007 and 2006

                                   (UNAUDITED)

                                                                         October 31,           October 31,
                                                                            2007                  2006
                                                                         -----------           -----------
                                     ASSETS
CURRENT ASSETS
   Cash on hand and in bank                                              $        67           $     4,453
   Accounts receivable
   Trade, net of allowance for doubtful accounts
    of approximately $-0- and $1,016, respectively                           123,989               114,193
   Other                                                                      13,884                11,748
   Inventories                                                               160,025               249,990
   Prepaid expenses                                                               --                    --
                                                                         -----------           -----------
      TOTAL CURRENT ASSETS                                                   297,965               380,384
                                                                         -----------           -----------
PROPERTY AND EQUIPMENT - AT COST,
 NET OF ACCUMULATED DEPRECIATION                                              60,420                89,439
                                                                         -----------           -----------
OTHER ASSETS
   Funds held in trust by officer                                             53,400                53,400
   Refundable deposits                                                            --                 4,800
                                                                         -----------           -----------
      TOTAL OTHER ASSETS                                                      53,400                58,200
                                                                         -----------           -----------

TOTAL ASSETS                                                             $   411,785           $   528,023
                                                                         ===========           ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
   Notes payable to investors                                            $    68,000           $    68,000
   Current maturity of capital lease payable                                      --                 1,693
   Accounts payable - trade                                                  612,836               482,585
   Other accrued expenses                                                     58,083                43,891
   Management fee payable to majority shareholder                            570,000               450,000
   Advances from majority shareholder                                        330,640               116,000
                                                                         -----------           -----------
      TOTAL CURRENT LIABILITIES                                            1,639,559             1,162,169
                                                                         -----------           -----------
LONG-TERM DEBT
   Notes payable to investors, net of current maturities                          --                    --
   Capital lease payable                                                          --                    --
                                                                         -----------           -----------
      TOTAL LIABILITIES                                                    1,639,559             1,162,169
                                                                         -----------           -----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
   Common stock - $0.001 par value
     100,000,000 shares authorized
     25,321,865 shares issued and outstanding                                 25,322                25,322
   Additional paid-in capital                                              5,158,273             5,158,273
   Accumulated deficit                                                    (6,411,369)           (5,817,741)
                                                                         -----------           -----------
      TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                (1,227,774)             (634,146)
                                                                         -----------           -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                     $   411,785           $   528,023
                                                                         ===========           ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                KIK TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARY
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
              Nine and Three months ended October 31, 2007 and 2006
                                   (UNAUDITED)

                                                 Nine months       Nine months      Three months      Three months
                                                   ended             ended             ended             ended
                                                 October 31,       October 31,       October 31,       October 31,
                                                    2007              2006              2007              2006
                                                 -----------       -----------       -----------       -----------
REVENUES - net of returns and allowances         $   937,645       $ 1,452,497       $   260,617       $   277,577
COST OF SALES                                       (962,719)       (1,290,111)         (264,864)         (328,546)
                                                 -----------       -----------       -----------       -----------

GROSS PROFIT                                         (25,074)          162,386            (4,247)          (50,969)
                                                 -----------       -----------       -----------       -----------
OPERATING EXPENSES
   Selling, general and administrative
    expenses                                         396,381           437,065           112,353           130,370
                                                 -----------       -----------       -----------       -----------
      TOTAL OPERATING EXPENSES                       396,381           437,065           112,353           130,370
                                                 -----------       -----------       -----------       -----------

INCOME (LOSS) FROM OPERATIONS                       (421,455)         (274,679)         (116,600)         (181,339)

OTHER INCOME
   Interest and other income (expense) - net          (7,361)           (2,557)           (2,627)           (1,141)
                                                 -----------       -----------       -----------       -----------
INCOME (LOSS) BEFORE PROVISION FOR
 INCOME TAXES                                       (428,816)         (277,236)         (119,227)         (182,480)

PROVISION FOR INCOME TAXES                                --                --                --                --
                                                 -----------       -----------       -----------       -----------

NET INCOME (LOSS)                                   (428,816)         (277,236)         (119,227)         (182,480)

OTHER COMPREHENSIVE INCOME                                --                --                --                --
                                                 -----------       -----------       -----------       -----------

COMPREHENSIVE INCOME (LOSS)                      $  (428,816)      $  (277,236)      $  (119,227)      $  (182,480)
                                                 ===========       ===========       ===========       ===========

Net income (loss) per weighted-average share
 of common stock outstanding, calculated
 on Net Loss - basic and fully diluted           $     (0.02)      $     (0.01)      $     (0.01)      $     (0.01)
                                                 ===========       ===========       ===========       ===========
Weighted-average number of shares
 of common stock outstanding                      25,321,865        25,222,964        25,321,865        25,323,495
                                                 ===========       ===========       ===========       ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                KIK TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Nine months ended October 31, 2007 and 2006

                                   (UNAUDITED)

                                                                  Nine months         Nine months
                                                                    ended               ended
                                                                  October 31,         October 31,
                                                                     2007                2006
                                                                   ---------           ---------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss) for the period                                $(428,816)          $(277,236)
   Adjustments to reconcile net loss to net cash
    provided by operating activities
      Depreciation and amortization                                   22,265              22,803
      Expenses paid with common stock                                     --               6,000
   (Increase) Decrease in
      Accounts receivable - trade and other                           69,159              49,178
      Inventory                                                        1,419             (34,561)
      Prepaid expenses and other                                       5,192                 223
   Increase (Decrease) in
      Accounts payable                                               143,390              98,849
      Other accrued expenses                                           6,904                 613
      Accrued management fees to parent company                       90,000              90,000
                                                                   ---------           ---------
NET CASH USED IN OPERATING ACTIVITIES                                (90,487)            (44,131)
                                                                   ---------           ---------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment                                   (809)             (8,358)
                                                                   ---------           ---------
NET CASH USED IN INVESTING ACTIVITIES                                   (809)             (8,358)
                                                                   ---------           ---------

CASH FLOWS FROM FINANCING ACTIVITIES
   Advances from majority shareholder                                114,640              50,000
   Reduction in cash overdraft                                       (22,883)                 --
   Payments on long-term capital lease                                  (425)             (3,249)
                                                                   ---------           ---------
NET CASH USED IN FINANCING ACTIVITIES                                 91,332              46,751
                                                                   ---------           ---------

INCREASE (DECREASE) IN CASH                                               36              (5,738)

Cash at beginning of period                                               31              10,191
                                                                   ---------           ---------

CASH AT END OF PERIOD                                              $      67           $   4,453
                                                                   =========           =========
SUPPLEMENTAL DISCLOSURE OF INTEREST AND INCOME TAXES PAID
   Interest paid for the period                                    $   3,259           $   3,074
                                                                   =========           =========
   Income taxes paid for the period                                $      --           $      --
                                                                   =========           =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                KIK TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            October 31, 2007 and 2006

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

                KIK TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                            October 31, 2007 and 2006

NOTE B - PREPARATION OF FINANCIAL STATEMENTS - CONTINUED

These financial statements reflect the books and records of KIK Technology International, Inc. (KTII) and KIK Technology, Inc. (KTI) as of and for nine and three months ended October 31, 2007 and 2006, respectively. All significant intercompany transactions have been eliminated in consolidation. The consolidated entities are referred to as Company.

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

                KIK TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                            October 31, 2007 and 2006

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

     In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company follows the policy of evaluating all property and equipment as of the end of each reporting quarter. For each of the years ended January 31, 2007 and 2006 and the corresponding nine month periods ended October 31, 2007 and 2006, no charges to operations were made for impairments in the future benefit or recoverability of property and equipment.

5.   Income Taxes

     The Company uses the asset and liability method of accounting for income taxes. At October 31, 2007 and 2006, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

     As of October 31, 2007 and 2006, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved.

                KIK TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                            October 31, 2007 and 2006

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

     As of October 31, 2007 and 2006, the Company's issued and outstanding warrants, options and convertible debt are considered antidilutive due to the Company's net operating loss position.

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

                KIK TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                            October 31, 2007 and 2006

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

NOTE F - CONCENTRATIONS OF CREDIT RISK

KTII and KTI maintain their respective cash accounts in financial institutions subject to insurance coverage issued by the Federal Deposit Insurance
Corporation (FDIC). Under FDIC rules, both KTII and KTI are entitled to aggregate coverage of $100,000 per account type per separate legal entity per financial institution. During the years ended January 31, 2007 and 2006 and the corresponding nine month periods ended October 31, 2007 and 2006, respectively, the various entities, from time-to-time, had deposits in a financial institution with credit risk exposures in excess of statutory FDIC coverage. The Company has incurred no losses as a result of any unsecured situations.

NOTE G - INVENTORIES

Inventories consist of the following at October 31, 2007 and 2006:

                                     October 31,    October 31,
                                        2007           2006
                                      --------       --------

     Raw materials                    $ 20,945       $ 67,098
     Finished goods                    139,080        182,892
                                      --------       --------

     Total                            $160,025       $249,990
                                      ========       ========

NOTE H - PROPERTY AND EQUIPMENT

Property and equipment consists of the following at October 31, 2007 and 2006:

                                     October 31,    October 31,
                                        2007           2006       Estimated life
                                      ---------      ---------    --------------

     Machinery and Equipment          $ 608,084      $ 607,275       7 years
     Office furniture and fixtures       12,138         12,138       5 years
     Leasehold improvements              18,029         18,029       2 years
     Vehicles                             9,279          9,279       5 years
                                      ---------      ---------
                                        647,530        646,721
     Less accumulated depreciation     (587,110)      (557,282)
                                      ---------      ---------

     Net property and equipment       $  60,420      $  89,439
                                      =========      =========

Depreciation expense for the nine months ended October 31, 2007 and 2006 was approximately $22,265 and $22,800, respectively.

                KIK TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                            October 31, 2007 and 2006

NOTE I - FUNDS HELD IN TRUST BY OFFICER

In May 2001, the Company advanced $53,400 to its President to hold in trust as a contingency fund for the sole use of the Company in the event of a unanticipated cash shortfall. The advance bears interest at 4.0% annually and is unsecured. The original documentation required repayment of the advance and accrued, but unpaid, interest in May 2003. As of October 31, 2007, and subsequently, with the approval of the Company's Board of Directors, the Company's President continues to maintain these funds as trustee on behalf of the Company.

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

                KIK TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                            October 31, 2007 and 2006

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
                                             ========

NOTE K - CAPITAL LEASE PAYABLE

Capital lease payable is as follows:
                                                        October 31,  October 31,
                                                           2007         2006
                                                         -------      -------
$21,080 capital lease payable to a finance corporation
 Interest at 8.60%.  Payable in monthly installments
 of approximately $432, including accrued interest
 Final maturity due in April 2007.  Collateralized by
 equipment                                               $    --      $ 1,693

     Less current maturities                                  --       (1,693)
                                                         -------      -------

     Long-term portion                                   $    --      $    --
                                                         =======      =======

                KIK TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                            October 31, 2007 and 2006

NOTE L - INCOME TAXES

The components of income tax (benefit) expense for each of the nine month periods ended October 31, 2007 and 2006, respectively, are as follows:

                                               October 31,           October 31,
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
                                                 =======               =======


The Company has a net operating loss carryforward of approximately $5,425,000 to offset future taxable income. Subject to current regulations, components of this cumulative carryforward will at the end of each fiscal year through 2026. The amount and availability of the net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

The Company's income tax expense for each of the nine month periods ended October 31, 2007 and 2006, respectively, are as follows:

                                                    October 31,      October 31,
                                                       2007             2006
                                                     ---------        ---------

Statutory rate applied to loss before income taxes   $(146,000)       $ (94,200)
Increase (decrease) in income taxes resulting from:
  State income taxes                                        --               --
  Other, including reserve for deferred tax asset      146,000           94,200
                                                     ---------        ---------

      Income tax expense                             $      --        $      --
                                                     =========        =========

Temporary differences due to statutory requirements in the recognition of assets and liabilities for tax and financial reporting purposes, generally including such items as organizational costs, accumulated depreciation and amortization, allowance for doubtful accounts, organizational and start-up costs and vacation accruals. These differences give rise to the financial statement carrying amounts and tax bases of assets and liabilities causing either deferred tax assets or liabilities, as necessary, as of October 31, 2007 and 2006, respectively:

                                                   October 31,      October 31,
                                                      2007             2006
                                                   -----------      -----------
Deferred tax assets
  Net operating loss carryforwards                 $ 1,837,500      $ 1,768,000
  Less valuation allowance                          (1,837,500)      (1,768,000)
                                                   -----------      -----------

Net Deferred Tax Asset                             $        --      $        --
                                                   ===========      ===========

During the nine months ended October 31, 2007 and 2006, respectively, the valuation allowance for the deferred tax asset increased nominally.

                KIK TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                            October 31, 2007 and 2006

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

NOTE N - STOCK WARRANTS

All warrants issued with the aforementioned convertible notes have expired. The Company has no issued and outstanding warrants as of October 31, 2007.

NOTE O - RELATED PARTY TRANSACTIONS

The  Company   accrues   $30,000  per  quarter  (or   $120,000   per  year)  for
administrative service fees payable to KIK Polymers, Inc., the Company's controlling shareholder. As of October 31, 2007 and 2006, the Company has accrued an aggregate $570,000 and $450,000, respectively, in these fees payable.

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
                                                                   ========

During the quarter ended October 31, 2007, the Company's landlord on this leased facility evicted the Company for non-payment of scheduled lease payments. The Company is attempting to negotiate a settlement on the amounts due; however, the Company has accrued 100% of the unpaid lease obligation through the end of the lease agreement as of October 31, 2007.

The Company has replaced the former operating facilities with two separate month-to-month leases for warehouse and manufacturing space.

                KIK TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                            October 31, 2007 and 2006

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
                                    ======           ======           ======

During the quarter ended October 31, 2007, these trends have continued to exist.

NOTE R - SELECTED FINANCIAL DATA (UNAUDITED)

The following is a summary of the quarterly results of operations for each of the years ended or ending January 31, 2008, 2007 and 2006, respectively.

                                Quarter ended     Quarter ended      Quarter ended     Quarter ended       Year ended
                                   April 30,         July 31,         October 31,       January 31,        January 31,
                                   ---------         --------         -----------       -----------        -----------
YEAR ENDING JANUARY 31, 2008
  Sales                          $   312,923       $   364,105        $   260,617
  Gross profit                       (35,164)           14,337            (20,827)
  Net earnings after provision
   for income taxes                 (182,934)         (126,655)          (119,227)
  Basic and fully diluted
   earnings per share            $     (0.01)      $     (0.01)       $      0.00
  Weighted average
   number of shares
   issued and outstanding         25,321,865        25,321,865         25,321,865

                KIK TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                            October 31, 2007 and 2006

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

(2) RESULTS OF OPERATIONS, LIQUIDITY AND CAPITAL RESOURCES OR PLAN OF OPERATION

OVERVIEW

During the year-to-date periods ended October 31, 2007 and 2006, respectively, the Company achieved cumulative revenues of approximately $937,000 and $1,452,000 and revenues for the respective quarter of approximately $261,000 and $278,000. These revenues were derived primarily from the sale of tire products.

Net income (loss) for the cumulative period through October 31, 2007 and 2006, respectively, was approximately $(429,000) and $(277,000) and approximately $(119,000) and $(182,000) in the corresponding three month period only. The results from operations for each of the quarters includes a $30,000 charge for administrative services to the Company from KIK Tire Technologies Inc., the Company's publicly-owned Canadian majority shareholder. The net loss per share of common stock for the nine and three month periods ended October 31, 2007 and 2006, respectively, was approximately $(0.02), $(0.01), $0.00 and $(0.01).

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

In the third quarter, the landlord of the office and manufacturing facilities of KIK Technologies, Inc. evicted the Company for non-payment of contractually agreed-upon amounts. Accordingly, the Company and its operating subsidiary, KIK Technology, Inc., have relocated into facilities that were available in the immediate geographic area to the former location. Unfortunately, more than one location was procured, causing a separation of the Company's warehouse and shipping location and the Company's production equipment. Additionally, insufficient space was available to allow for the placement of the Company's largest and most efficient production machine. Accordingly, all production is now being handled on smaller, less efficient equipment. The Company cannot, at this time, estimate the impact of this situation on the long-term survivability of the Company.

On November 14, 2007, pursuant to a Called Special Meeting of the Shareholders of the Company's parent company, KIK Polymers, Inc., a Canadian corporation, a majority of the shareholders voting approved the selling of 100% of KIK Polymers's holdings in the Company, subject to Canadian Regulatory approval. According to the Information Statement circulated by KIK Polymers, it is anticipated that a new business will be placed in the Company and a significant possibility exists that the Company's KIK Technology, Inc. subsidiary will be liquidated, sold or otherwise disposed of.

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

NINE MONTHS ENDED OCTOBER 31, 2007 COMPARED TO THE NINE MONTHS ENDED OCTOBER 31, 2006

The Company posted net sales of approximately $938,000 for the nine months ended October 31, 2007 as compared to net sales of approximately $1,452,000 for the nine months ended October 31, 2006.

The Company's cost of sales decreased to approximately $963,000 for the nine months ended October 31, 2007 as compared to approximately $1,290,000 for the nine months ended October 31, 2006. The Company continues to experience certain price increases in key raw materials which cannot be fully passed through in their entirety due to competitive pressures from comparable products produced in Asian markets and continue to have difficulties in obtaining raw materials due to the lack of availability of adequate working capital. All other costs related to production, with the exception of energy costs, were relatively stable from the end of Fiscal 2005 through the second quarter of Fiscal 2007.

The Company continues to experience economic pricing pressures caused by foreign competition and increases in domestic raw material costs, which are directly related to the cost of crude oil from both foreign and domestic markets. Management is aware of this situation and continues to evaluate all productive alternatives to restore the gross profit percentages experienced in prior years.

General and administrative expenses decreased nominally to approximately $396,000 for the nine months ended October 31, 2007 as compared to approximately $436,000 for the nine months ended October 31, 2006. A significant contributor to this decline was the resignation of the Company's Chief Financial Officer, Kuldip Baid, in June 2007 which ceased the related compensation charge of approximately $6,000 per month (or $9,000 for the current quarter). To the extent possible, management monitors and controls the variable expenditures related to the Company's administration; however, we are of the opinion that these costs are relatively stable as management has reduced all administrative costs to the minimum necessary to operate the Company. Also included in our general and administrative expenses is a $10,000 per month ($30,000 per quarter) administrative charge to KIK Polymers, Inc. (formerly KIK Tire Technologies Inc.), the Company's publicly-owned Canadian majority shareholder.

While the Company continues to experience economic pricing pressures caused by foreign competition and increases in domestic raw material costs, which are directly related to the cost of crude oil from both foreign and domestic market, management is aware of this situation and continues to evaluate all productive alternatives to restore the gross profit percentages experienced in prior years.

Due to the Company's economic condition and the anticipated change in control of the Company, there is significant uncertainty to the continued operations of the Company.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash and cash equivalents of approximately $67, $31 and $4,453 as of October 31, 2007, January 31, 2007 and October 31, 2006, respectively. The Company maintained business liquidity and capital resources during the year adequate to fund all capital and operating expense requirements. Operations were primarily funded from internally generated funds, line of credit borrowings, and capital raised via a private placement of securities in previous years.

For the nine months ended October 31, 2007 and 2006,  net cash provided by (used
in) operating activities was approximately $(90,500) and $(44,100), respectively. The negative cash flow for operations is a result of reduced sales volumes, increased raw material costs and increased costs related to energy (principally electricity and natural gas) consumed in the production process and maintenance of the Company's facilities.

Cash used in investing activities was approximately $(800) and $(8,400) for each of the nine months ended October 31, 2007 and 2006, respectively. All expenditures in this category were solely for the acquisition of equipment used in the manufacturing process.

The Company experienced cash derived from (used in) financing activities of approximately $90,000 and $44,000 in the first nine months of Fiscal 2008 and Fiscal 2007, respectively. Any expenditures in this area were solely related to payments on the Company's capital lease financing obligation. The Company received a $100,000 and $50,000 cash advance during each of the first quarters of Fiscal 2008 and 2007 from it's majority shareholder to provide additional working capital. Further, the Company's parent facilitated the payment of professional fees of approximately $15,000 on behalf of the Company during the quarter ended October 31, 2007.

The likelihood of successful continuing operations as of the date of this filing is highly unlikely. Future operations of the Company without significant infusions of new working capital is uncertain.

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

ITEM 3 - CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of October 31, 2007. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to our Company required to be included in our reports filed or submitted under the Exchange Act.

(b) Changes in Internal Controls

There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended October 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                          PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

The Company was evicted from its operating facilities in Oceanside, California due to non-payment of contractual lease obligations. While a formal lawsuit for collection has not been filed as of this date, the Company is liable for all contractually agreed unpaid amounts and the Company has fully accrued the same in the accompanying financial statements.

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

ITEM 5 - OTHER INFORMATION

PENDING CHANGE IN CONTROL

On November 14, 2007, the Company's controlling shareholder, KIK Polymers, Inc. (a publicly-owned Canadian corporation) held a Special Meeting of Shareholders. At this meeting, approximately 99% of all outstanding shares voting approved a motion for KIK Polymers, Inc. to sell 100% of its holdings in KIK Technologies International, Inc. to an unrelated third-party. It was disclosed in the KIK Polymers Information Statement that a new business operation would be placed into the Company and, that in all likelihood, the operations of KIK Technology, Inc. would be terminated, sold or otherwise liquidated. The finalization of the change in control is subject to approval by Canadian regulatory authorities and is expected to be approved.

OUTSTANDING AUDIT FEES

On June 14, 2007, the Company received a demand notice from its Registered Independent Certified Public Accounting Firm. The key segments of this demand notice are as follows:

"KIK Technology International, Inc. (Company) is seriously delinquent in the payment of its indebtedness to S. W. Hatfield, CPA for professional services related to the performance of the review of your financial statements for the respective quarters ended July 31, 2006 and November 30, 2006; the performance of the examination of your financial statements in accordance with auditing standards established by the Public Company Accounting Oversight Board (United States) for the year ended January 31, 2007; and the performance of certain requested procedures related to the reliance on our audit work as it relates to the Company's financial statements and the integration thereof into the financial statements of the Company's parent company, KIK Polymers, Inc. ...

.... In the event that  payment is not  received by the due date,  interest  will continue to accrue at the agreed upon rate. Further, failure to pay will result in the filing of a lawsuit against you seeking all past due amounts, and attorney's fees."

On September 13, 2007, the Company completed its obligation for a partial satisfaction of the June 2007 demand notice received from its Registered Independent Certified Public Accounting Firm which allowed our CPA Firm to continue performing auditing and review services for the Company. However, we have not been able to fully comply with the demands and satisfy the outstanding balance(s) due.

Due to this payment in good faith, our auditors agreed to and have reviewed this filing and the financial statements contained herein. However, in the event that we are unable to fully satisfy our financial responsibilities, management understands that an imminent withdrawal of either the respective Independent Accountant's Review Report on our quarterly financial statements contained in our Form 10-QSB's for the quarters ended April 30, 2007, July 31, 2007 and/or October 31, 2007 or the Report of Registered Independent Certified Public Accounting Firm on our audited financial statements contained in our Form 10-KSB for the year ended January 31, 2007 remains a distinct possibility due to our non-payment for the related assurance services.

As of October 31, 2007, we owe our auditors approximately $13,800, exclusive of their charges for reviewing the accompanying financial statements in this filing. In the event that our auditor commences legal action and/or withdraws previously issued periodic review reports or annual audit reports due to non-payment for services, there may be an immediate negative impact on the trading ability of the Company's equity securities. Further, our auditors will resign due to independence issues related to the litigation. We will then be required to engage new auditors to fulfill the Company's reporting requirements under the Securities Exchange Act of 1934. Due to our financial condition, it is uncertain that the Company will be able to engage successor auditors.

ITEM 6 - EXHIBITS

EXHIBITS

31.1 - Certification  pursuant to Section 302 of  Sarbanes-Oxley  Act of 2002
32.1 - Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              KIK TECHNOLOGY INTERNATIONAL, INC.


Dated: December 17, 2007                              /s/ William M. Knooihuizen
       -----------------                      ----------------------------------
                                                          William M. Knooihuizen
                                                          President and Director