Form 10KSB
period 2008-01-31
KIK TECHNOLOGY INTERNATIONAL INC
filed 2008-05-19
CIK 1109662

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-KSB

(Mark one)
[X] Annual Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

    For the fiscal year ended January 31, 2008

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

                      7393 18th Street, Burnaby, BC V3N 2Z4
                    (Address of principal executive offices)

                                 (403) 233-0468
                           (Issuer's telephone number)

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

The issuer's revenues for the fiscal year ended January 31, 2008 were $953,236.

The aggregate market value of the voting common equity held by non-affiliates as of April 25, 2008 was approximately $78,719 based upon 25,321,865 shares outstanding of which 7,871,865 are held by non-affiliates and a share price of $0.01. No non-voting common equity is outstanding.

As of April 28, 2008, there were 25,321,865 shares of Common Stock issued and outstanding. There are no preferred shares outstanding.

Transitional Small Business Disclosure Format: Yes [ ] No [X]

                       KIK TECHNOLOGY INTERNATIONAL, INC.

                                INDEX TO CONTENTS

                                                                           Page
                                                                          Number
                                                                          ------
PART I

Item 1   Description of Business                                             3

Item 2   Description of Property                                             5

Item 3   Legal Proceedings                                                   5

Item 4   Submission of Matters to a Vote of Security Holders                 5

PART II

Item 5   Market for Company's Common Equity, Related Stockholders Matters
          and Small Business Issuer Purchasers of Equity Securities          5

Item 6   Management's Discussion and Analysis or Plan of Operation           6

Item 7   Financial Statements                                                9

Item 8   Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosure                             9

Item 8A  Controls and Procedures                                             9

PART III

Item 9   Directors, Executive Officers, Promoters and Control Persons;
          Compliance with Section 16(a) of the Exchange Act                 10

Item 10  Executive Compensation                                             11

Item 11  Security Ownership of Certain Beneficial Owners and Management
          and Related Stockholder Matters                                   12

Item 12  Certain Relationships and Related Transactions                     12

Item 13  Exhibits                                                           13

Item 14  Principal Accountant Fees and Services                             13

SIGNATURES                                                                  15

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

On September 4, 2001, KTII (formerly Russian-Imports.com) issued 16,700,000 shares of restricted, unregistered common stock to KIK Tire Technologies, Inc. (n/k/a KIK Polymers, Inc.)(a publicly-owned Canadian corporation) (KTTI) for 100.0% of the issued and outstanding stock of KIK Technology, Inc. (a wholly-owned subsidiary of KTTI). By virtue of this transaction, KIK Technology, Inc. became a wholly-owned subsidiary of KTII and KTTI became an approximate 73.6% shareholder in KTII (subsequently diluted to 65.95% by reason of subsequent issuances of common shares). Concurrent with this transaction, Russian-Imports.com changed its name to KIK Technologies International, Inc.

Until 2008, KIK Technology, Inc.(KTI) manufactured and marketed an extensive high quality line of off-highway micro-cellular polyurethane tires for the healthcare, light industrial, lawn and garden and recreational industries from a manufacturing plant and marketing offices located at Oceanside, California.

During Fiscal 2006 and 2007, the Company felt the full impact of a change in it's relationship with ARNCO, a Los Angeles, California based producer of pneumatic tire sealants and foam-fill compounds. In prior years, KIK private-labeled tires for ARNCO under ARNCO's registered trademark "Carefree Tire". This relationship slowed significantly during Fiscal 2006 and ended in Fiscal 2007; it is reflected in the Company's results of operations. During Fiscal 2007, purchase orders for ARNCO-branded tires ceased and it was not economically feasible to continue this line of business. In the third quarter of Fiscal 2007, the Company terminated its manufacturing business and shut down its plant and California marketing offices. As reflected in the financial statements made part of this filing, the Company sold its manufacturing assets, inventory and certain accounts receivable, recognizing financial gains and losses.

BUSINESS STRATEGY

The Company is pursuing and evaluating new business opportunities and strategic acquisitions or partnerships in a variety of fields.

PRODUCT

The Company no longer manufactures or markets any products.

THE COMPANY'S EQUIPMENT AND PRODUCTION LINE CAPABILITIES

PROPRIETARY TECHNOLOGY

The Company had operated under perpetual licensing agreements with patent holders that cover various aspects of tire and equipment designs, chemical formulations and manufacturing processes. These license agreements have been terminated.

MARKETING AND SALES DISTRIBUTION

The Company has no products and no marketing or distribution facilities.

ADVERTISING & PROMOTION

The Company does not advertise or promote itself. It's website is operational only to provide support for previous customers and consumers.

COMPETITION

The Company has no current business, and thus does not compete with anyone.

SOURCES AND AVAILABILITY OF RAW MATERIALS

The Company manufactures no products, so its sources and the availability of raw materials are not material.

RESEARCH AND DEVELOPMENT

The Company manufactures no products and, at present, has no plans to do so; its
only  research  and  development   activities  relate  to  identifying  and,  if
appropriate, evaluating new business opportunities.

REGULATION AND ENVIRONMENTAL COMPLIANCE

The Company is subject to general local, state and federal regulations governing environmental concerns. Management believes the Company has always been and continues to be in compliance with all such laws. Manufacture of our products was conducted in an environmentally safe manner by design, and we anticipate no sanction or exposure from the shuttering of our manufacturing facility.

EMPLOYEES

As of April 28, 2008, the Company had one full-time employee, its sole officer and director, Donald Dean.

ITEM 2 - DESCRIPTION OF PROPERTY

The Company maintains its executive offices at 7393 18th Street, Burnaby, BC V3N 2Z4. Its telephone number is (403) 233-0468. The Company does not pay rent and does not conduct substantive business activities from these offices.

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

                                     PART II

ITEM 5 - MARKET FOR COMPANY'S COMMON EQUITY, RELATED STOCKHOLDERS MATTERS AND SMALL BUSINESS ISSUER PURCHASERS OF EQUITY SECURITIES

As of April 28, 2008, 25,321,865 shares of $0.001 par value common stock (the "Common Stock") of the Company outstanding and owned by approximately 62 shareholders of record, exclusive of shareholders holding their certificates in street name.

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

During 2001, the Company filed a request for clearance of quotations on the OTC Bulletin Board under SEC Rule 15c2-11, Subsection (a)(5) with NASD Regulation Inc. A Clearance Letter was issued to the Company and was issued the trading symbol "KKTI". Subsequently, the Company's symbol has been noted for non-compliance with the OTCBB Eligibility Rules, and received an "E" appended to its symbol, on two occasions.

                                                               High        Low
                                                               ----        ---

FISCAL YEAR ENDED JANUARY 31, 2008
  First quarter 2008 (February 1, 2007 - April 30, 2007)      $0.015      $0.02
  Second quarter 2008 (May 1, 2007 - July 31, 2007)           $0.02       $0.01
  Third quarter 2008 (August 1, 2007 - October 31, 2007)      $0.015      $0.015
  Fourth quarter 2008 (November 1, 2007 - January 31, 2008)   $0.015      $0.01

FISCAL YEAR ENDED JANUARY 31, 2007
  First quarter 2007 (February 1, 2006 - April 30, 2006)      $0.03       $0.02
  Second quarter 2007 (May 1, 2006 - July 31, 2006)           $0.06       $0.016
  Third quarter 2007 (August 1, 2006 - October 31, 2006)      $0.022      $0.015
  Fourth quarter 2007 (November 1, 2006 - January 31, 2007)   $0.022      $0.015

DIVIDENDS

The Company has never paid or declared any dividends on its common stock and does not anticipate paying cash dividends in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

The Company did not issue any shares during the most recent fiscal year.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

During Fiscal 2007 the Company, through its subsidiary, had net sales of $953,236, slightly more than half of its Fiscal 2006 sales of $1,857,666.

Net losses for the years ended January 31, 2008, 2007, 2006 and 2005 were approximately $(785,960), $(442,000), $(381,000), $(435,000), $(199,000) and
($12,700), respectively. The net losses for Fiscal 2008, 2007, 2006 and 2005 each include a $120,000 charge for administrative services to the Company from KIK Polymers,Inc. (formerly KIK Tire Technologies Inc.), the Company's publicly-owned Canadian majority shareholder. The net loss per share of common stock outstanding for Fiscal 2008, 2007, 2006 and 2005 were approximately $(.04), $(0.02),$(0.02) and $(0.02) per share, respectively. The losses for Fiscal 2008 also include a $(663,417) charge for discontinued operations.

RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes.

YEAR ENDED JANUARY 31, 2008 AS COMPARED TO JANUARY 31, 2007

The Company posted net sales of approximately $953,236 for the fiscal year ended January 31, 2008, and no revenues for sales in the year ended January 31, 2008. This decrease reflects the Company's termination of its manufacture and marketing of products. The losses incurred during this period reflect the administrative and other costs associated with termination of its business, as well as related accounting charges. Absent an influx of capital and a new business, the Company does not foresee continuing operations of any manner.

RESTRUCTURED CONVERTIBLE NOTE

As noted in prior flings, on February 16, 2004, the Company restructured the $50,000 convertible note. Under the restructured terms, the Company paid all accrued interest and a $3,000 principal reduction on March 16, 2004, as of February 16, 2004. The Company is obligated to pay $2,000 per month, plus accrued interest, for the period from March 16, 2004 through August 16, 2004 and $1,000 per month, plus accrued interest, on the 16th of each month thereafter until all outstanding amounts are paid in full. The restructured note bears interest at 10.0% per annum. The Company is making interest-only payments of approximately $314, which is less than the interest accruing and is delinquent in making the required principal payments. Accordingly, the entire debt is classified as "current" in the accompanying consolidated financial statements.

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

The aggregate maturities of the notes are as follows:

     Balance as of January 31, 2008          $ 68,000
     Less current portion                     (68,000)
                                             --------

     Long-term portion                       $     --
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

REVENUE RECOGNITION

Our revenue recognition policy is significant because our revenue is a key component of our results of operations. The Company recognized revenue from the sale of tires and accessories. Revenue was recognized upon shipment to, or receipt by customers, depending upon contractual terms and when there is no significant uncertainty regarding the consideration to be received and the associated costs to be incurred. Additionally, we provide a reduction of recorded revenue for billing adjustments and billing corrections.

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

INVENTORIES

We have liquidated our existing inventory, recognizing a charge against revenues for the difference between cost of production and sales costs.

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

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Pursuant to the partner rotation rules and requirements of both the U. S. Securities and Exchange Commission and Sarbanes-Oxley Act of 2002, the certified public accounting firm of S. W. Hatfield, CPA will be unable to continue as the Company's auditors, effective at the conclusion of the audit of the financial statements for the year ended January 31, 2008, and its required review of this Form 10-KSB. As of the time of its resignation, S. W. Hatfield, CPA had no material disagreements with the Company, and has made the necessary reports regarding its resignation to the Commission. The Company has not yet selected an auditor to replace S. W. Hatfield, CPA.

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

(b)  Changes in Internal Controls

During the quarter ended January 31, 2008, there were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 10 - EXECUTIVE COMPENSATION

The following summary compensation table sets forth the aggregate cash compensation paid or accrued by the Company to each of the Company's executive officers for services rendered to the Company during the Company's fiscal years ended 2008, 2007 and 2006and all plan and non-plan compensation awarded to, earned by or paid to certain designated executive officers.

                           SUMMARY COMPENSATION TABLE

                                                                                      Changes in
                                                                                       Pension
                                                                                      Value and
                                                                                     Nonqualified
 Name and                                                             Non-Equity       Deferred
 Principal                                    Stock      Option     Incentive Plan   Compensation     All Other
 Position     Year  Salary ($)   Bonus($)   Awards($)   Awards($)   Compensation($)   Earnings($)   Compensation($)  Total($)
 --------     ----  ----------   --------   ---------   ---------   ---------------   -----------   ---------------  --------
Donald P.     2008   $     -0-   $  -0-      $  -0-      $  -0-        $  -0-           $  -0-         $    -0-      $     -0-
Dean,         2007   $     -0-   $  -0-      $  -0-      $  -0-        $  -0-           $  -0-         $    -0-      $     -0-
Chairman and  2006   $     -0-   $  -0-      $  -0-      $  -0-        $  -0-           $  -0-         $    -0-      $     -0-
Director

William P.    2008   $     -0-   $  -0-      $  -0-      $  -0-        $  -0-           $  -0-         $15,000       $158,000
Knooihuizen,  2007   $143,000    $  -0-      $  -0-      $  -0-        $  -0-           $  -0-         $15,000       $158,000
President     2006   $143,000    $  -0-      $  -0-      $  -0-        $  -0-           $  -0-         $15,000       $158,000

Kuldip C.     2008   $ 72,000    $  -0-      $  -0-      $  -0-        $  -0-           $  -0-         $    -0-      $ 72,000
Baid, Chief   2007   $ 72,000    $  -0-      $  -0-      $  -0-        $  -0-           $  -0-         $    -0-      $ 72,000
Financial     2006   $ 72,000    $  -0-      $  -0-      $  -0-        $  -0-           $  -0-         $    -0-      $ 72,000
Officer

The Company has no other Executive Compensation issues which would require the inclusion of other mandated table disclosures.

COMPENSATION OF DIRECTORS

The Company has no standard arrangements for compensating directors of the Company for their attendance at meetings of the Board of Directors.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table shows, as of April 28, 2008, the shares of Common Stock beneficially owned by all of the persons who served as the directors or officers of the Company during Fiscal 2007 as well as the principal shareholders (greater than 5%) of the Company individually and, as to the directors and officers, as a group. The address of each person or entity, unless otherwise noted, is c/o KIK Technology International, Inc., 7393 18th Street, Burnaby, BC V3N 2Z4.

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
 as a group (1)

----------
(1) Donald P. Dean is an Executive Officer of KIK Polymers, Inc. (formerly KIK Tire Technologies Inc.), and as such, may be deemed to have voting control over the above listed shares by attribution. Mr. Knooihuizen resigned as an officer and director of the Company in January 2008. Mr. Baid was also an executive Officer of KIK Polymers, Inc. until his resignation from this position during Fiscal 2007.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In May 2001, the Company advanced $53,400 to its President, William Knooihuizen, to hold in trust as a contingency fund for the sole use of the Company in the event of a unanticipated cash shortfall. The advance bears interest at 4.0% annually and is unsecured. The original documentation required repayment of the advance and accrued, but unpaid, interest in May 2003. In December 2007, the Company's President, with the approval of the Company's Board of Directors, utilized 100% of these funds to pay operational and personnel expenses.

During each of the years ended January 31, 2008, 2007 and 2006, the Company accrued $120,000 payable to its majority shareholder, KIK Polymers, Inc. (formerly KIK Tire Technologies Inc.) (a publicly-owned Canadian corporation) for administrative services.

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

----------
(1) Incorporated herein by reference to the Company's Registration Statement on Form 10-SB filed with the SEC on April 30, 2000.
(2) Incorporated herein by reference to the Company's Registration Statement on Form SB-2 filed with the SEC on April 4, 2000.
(3) Incorporated herein by reference to the Company's 8-K current report filed with the SEC on December 18, 2000.
(4) Incorporated herein by reference to the Company's Registration Statement on Form S-8 filed with the SEC on December 29, 2000.
(5) Incorporated herein by reference to the Company's Annual Report on Form 10-KSB for the year ended January 31, 2006 filed with the SEC on May 2, 2006.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company paid or accrued the following fees in each of the prior two fiscal years to it's principal accountant, S. W. Hatfield, CPA of Dallas, Texas:

                                 Year ended       Year ended
                                 January 31,      January 31,
                                    2008             2007
                                  -------          -------

    a)  Audit fees                $21,081          $21,119
    b)  Audit-related fees             --               --
    c)  Tax fees                       --               --
    d)  All other fees                 --               --
                                  -------          -------

        Totals                    $21,081          $21,119
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

                KIK TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARY

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                            Page
                                                                            ----

Report of Registered Independent Certified Public Accounting Firm            F-2

Consolidated Financial Statements

   Consolidated Balance Sheets
      as of January 31, 2008 and 2007                                        F-3

   Consolidated Statements of Operations and Comprehensive Loss
      for the years ended January 31, 2008 and 2007                          F-4

   Consolidated Statement of Changes in Stockholders' Equity (Deficit)
      for the years ended January 31, 2008 and 2007                          F-5

   Consolidated Statements of Cash Flows
      for the years ended January 31, 2008 and 2007                          F-6

   Notes to Consolidated Financial Statements                                F-7

                        LETTERHEAD OF S. W. HATFIELD, CPA


        REPORT OF REGISTERED INDEPENDENT CERTIFIED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
KIK Technology International, Inc.

We have audited the accompanying consolidated balance sheet of KIK Technology International, Inc. and Subsidiary (California corporations) as of January 31, 2008 and 2007 and the related consolidated statements of operations and comprehensive loss, changes in stockholders' equity (deficit) and cash flows for each of the years ended January 31, 2008 and 2007, respectively. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

The consolidated financial statements referred to above, in our opinion, present fairly, in all material respects, the consolidated financial position of KIK Technology International, Inc. and Subsidiary as of January 31, 2008 and 2007 and the results of their consolidated operations and cash flows for each of the years ended January 31, 2008 and 2007, respectively, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note C to the financial statements, the Company discontinued all operations within its sole wholly-owned subsidiary as a direct effect of a lack of adequate working capital and the absence of viable sources for such. This circumstance creates substantial doubt about the Company's ability to continue as a going concern and Management's plans in regard to these matters are also described in Note C. The financial statements do not contain any adjustments that might result from the outcome of these uncertainties.


                                            /s/ S. W. Hatfield, CPA
                                            -------------------------------
                                            S. W. HATFIELD, CPA
Dallas, Texas
May 14, 2008

                KIK TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                            January 31, 2008 and 2007

                                                                     January 31,           January 31,
                                                                        2008                  2007
                                                                     -----------           -----------
                                     ASSETS
CURRENT ASSETS
   Cash on hand and in bank                                          $        --           $        31
   Current assets of discontinued operations                                  --               368,702
                                                                     -----------           -----------
      TOTAL CURRENT ASSETS                                                    --               368,733
                                                                     -----------           -----------

OTHER ASSETS
   Property and equipment of discontinued operations,
    net of accumulated depreciation of approximately
    $563,796 and $564,846, respectively                                   53,566                81,875
   Other assets of discontinued operations                                    --                58,366
                                                                     -----------           -----------
      TOTAL OTHER ASSETS                                                  53,566               140,241
                                                                     -----------           -----------

TOTAL ASSETS                                                         $    53,566           $   508,974
                                                                     ===========           ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
   Notes payable to investors                                        $    68,000           $    68,000
   Current liabilities of discontinued operations                        600,174               527,761
   Accounts payable - trade                                               23,472                 5,201
   Other accrued expenses                                                 16,198                10,970
   Management fee payable to majority stockholder                        600,000               480,000
   Advances from majority stockholder                                    330,640               216,000
                                                                     -----------           -----------
      TOTAL CURRENT LIABILITIES                                        1,638,484             1,307,932
                                                                     -----------           -----------

LONG-TERM DEBT                                                                --                    --
                                                                     -----------           -----------

     TOTAL LIABILITIES                                                 1,638,484             1,307,932
                                                                     -----------           -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
   Common stock - $0.001 par value
    100,000,000 shares authorized
    25,321,865 shares issued and outstanding, respectively                25,322                25,322
   Additional paid-in capital                                          5,158,273             5,158,273
   Accumulated deficit                                                (6,768,513)           (5,982,553)
                                                                     -----------           -----------
      TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                            (1,584,918)             (798,958)
                                                                     -----------           -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                 $    53,566           $   508,974
                                                                     ===========           ===========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                KIK TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARY
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                      Years ended January 31, 2008 and 2007

                                                          Year ended            Year ended
                                                          January 31,           January 31,
                                                             2008                  2007
                                                          -----------           -----------
REVENUES - net of returns and allowances                  $        --           $        --

COST OF SALES                                                      --                    --
                                                          -----------           -----------

GROSS PROFIT                                                       --                    --
                                                          -----------           -----------
OPERATING EXPENSES
   General and administrative expenses                         22,305                29,227
   Administrative service fee to majority stockholder         120,000               120,000
                                                          -----------           -----------
      TOTAL OPERATING EXPENSES                                142,305               149,227
                                                          -----------           -----------

LOSS FROM OPERATIONS                                         (142,305)             (149,227)

OTHER INCOME
   Interest expense                                           (10,238)               (6,800)
                                                          -----------           -----------

LOSS FROM CONTINUING OPERATIONS
 BEFORE PROVISION FOR INCOME TAXES                           (152,543)             (156,027)

PROVISION FOR INCOME TAXES                                         --                    --
                                                          -----------           -----------

LOSS FROM CONTINUING OPERATIONS                              (152,543)             (156,027)

DISCONTINUED OPERATIONS, NET OF INCOME TAXES
   Loss from discontinued operations,
    net of provision for income taxes of
    $-0- and $-0-,  respectively                             (328,244)             (286,021)
   Loss on disposition of discontinued operations,
    net of provision for income taxes of
    $-0- and $-0-, respectively                              (305,173)                   --
                                                          -----------           -----------

LOSS FROM DISCONTINUED OPERATIONS                            (633,417)             (286,021)
                                                          -----------           -----------

OTHER COMPREHENSIVE INCOME                                         --                    --
                                                          -----------           -----------

COMPREHENSIVE LOSS                                        $  (785,960)          $  (442,048)
                                                          ===========           ===========
Netloss per weighted-average share of
 common stock outstanding, calculated
 on Net Loss - basic and fully diluted
    From continuing operations                            $     (0.01)          $     (0.01)
    From discontinued operations                                (0.03)                (0.01)
                                                          -----------           -----------
      Total                                               $     (0.04)          $     (0.02)
                                                          ===========           ===========
Weighted-average number of shares
 of common stock outstanding                               25,321,865            25,247,892
                                                          ===========           ===========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                KIK TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARY
       CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                      Years ended January 31, 2008 and 2007

                                         Common Stock           Additional
                                    ---------------------        paid-in       Accumulated
                                    Shares         Amount        capital         deficit             Total
                                    ------         ------        -------         -------             -----
BALANCES AT FEBRUARY 1, 2006      25,171,865      $25,172      $5,152,423      $(5,540,505)      $  (362,910)

Issuance of common stock
 for consulting fees                 150,000          150           5,850               --             6,000

Net loss for the year                     --           --              --         (442,048)         (442,048)
                                  ----------      -------      ----------      -----------       -----------

BALANCES AT JANUARY 31, 2007      25,321,865       25,322       5,158,273       (5,982,553)         (798,958)

Net loss for the year                     --           --              --         (785,960)         (785,960)
                                  ----------      -------      ----------      -----------       -----------

BALANCES AT JANUARY 31, 2008      25,321,865      $25,322      $5,158,273      $(6,768,513)      $(1,584,918)
                                  ==========      =======      ==========      ===========       ===========


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                KIK TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      Years ended January 31, 2008 and 2007

                                                             Year ended          Year ended
                                                             January 31,         January 31,
                                                               2008                2007
                                                             ---------           ---------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss for the year                                     $(785,960)          $(442,048)
   Adjustments to reconcile net loss to net cash
    provided by operating activities
      Depreciation and amortization                             29,118              30,366
      Provision for doubtful accounts receivable                18,415               1,989
      Loss on abandonment of operations                        305,173                  --
      Expenses paid with common stock                               --               6,000
   (Increase) Decrease in
      Accounts receivable - trade and other                    174,426             (33,902)
      Inventory                                                 10,149              53,985
      Prepaid expenses and other                                   226                (169)
   Increase (Decrease) in
      Accounts payable                                          44,669              85,710
   Other accrued expenses                                       (6,770)              7,901
      Accrued management fees to parent company                120,000             120,000
                                                             ---------           ---------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES            (90,554)           (170,168)
                                                             ---------           ---------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment                             (809)             (8,358)
                                                             ---------           ---------
NET CASH USED IN INVESTING ACTIVITIES                             (809)             (8,358)
                                                             ---------           ---------

CASH FLOWS FROM FINANCING ACTIVITIES
   Increase (Decrease) in cash overdraft                       (22,883)             22,883
   Cash received from parent company                           114,640             150,000
   Payments on long-term capital lease                            (425)             (4,517)
                                                             ---------           ---------
NET CASH USED IN FINANCING ACTIVITIES                           91,332             168,366
                                                             ---------           ---------

INCREASE (DECREASE) IN CASH                                        (31)            (10,160)

Cash at beginning of period                                         31              10,191
                                                             ---------           ---------

CASH AT END OF PERIOD                                        $      --           $      31
                                                             =========           =========
SUPPLEMENTAL DISCLOSURE OF
INTEREST AND INCOME TAXES PAID
   Interest paid for the period                              $      --           $   4,454
                                                             =========           =========
   Income taxes paid for the period                          $      --           $      --
                                                             =========           =========


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                KIK TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            January 31, 2008 and 2007

NOTE A - ORGANIZATION AND DESCRIPTION OF BUSINESS

KIK Technology International, Inc. (KTII) was incorporated on February 1, 2000 under the laws of the State of California as Russian-Imports.com. Russian-Imports.com was initially founded with a business plan to develop an internet e-commerce website which proved unsuccessful and was subsequently terminated.

On September 4, 2001, KTII issued 16,700,000 shares of restricted, unregistered common stock to KIK Polymers, Inc. (formerly KIK Tire Technologies, Inc.) (a publicly-owned Canadian corporation) (KIK Polymers) for 100.0% of the issued and outstanding stock of KIK Technology, Inc. (a wholly-owned subsidiary of KTTI). By virtue of this transaction, KIK Technology, Inc. became a wholly-owned subsidiary of KTII and KIK Polymers became the controlling stockholder in KTII.

On February 16, 2008, KIK Polymers sold 100% of its holdings in the Company, or the aforementioned 16,700,000 shares to AD Capital Industries Inc., of Burnaby, BC, Canada for a promissory note in the amount of $230,000 and a contingency agreement for the collection of approximately $835,000 owed to the Seller by the Company.

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

On June 19, 2007, the Company filed a Current Report on Form 8-K outlining certain negative financial and operational trends. In summary, this filing highlighted certain disclosures in our Annual Report on Form 10-KSB for the year ended January 31, 2007 (filed on or about April 30, 2007) related to raw material price increases which we are not able to fully pass through to our customers, the competitive pressures and difficulties in obtaining raw feedstock materials and our decline in our gross profit margin. Further, through the third quarter ended October 31, 2007, the Company continued to experience economic pricing pressures caused by foreign competition and increases in domestic raw material costs, which are directly related to the cost of crude oil from both foreign and domestic markets.

The Company was unable to acquire sufficient additional working capital from either outside sources or its parent company, KIK Polymers, Inc. of Calgary, Alberta, Canada and continued to experience negative cash flows from operating activities which negatively impacted the Company's ability to meet its daily operational cash requirements.

In the third quarter of Fiscal 2008, the landlord of the office and manufacturing facilities of KIK Technologies, Inc. evicted the Company for non-payment of contractually agreed-upon lease amounts. Accordingly, the Company and its operating subsidiary, KIK Technology, Inc., relocated into facilities that were available in the immediate geographic area to the former location. Unfortunately, a single location of adequate size was unavailable and more than one location had to be procured, causing a separation of the Company's warehouse and shipping location and the Company's production equipment. Additionally, insufficient space was available to allow for the placement of the Company's largest and most efficient production machine. Accordingly, all production was attempted to be handled on smaller, less efficient equipment.

As of January 31, 2008, the Company has ceased all production activities and began the liquidation of the operating assets of KIK Technology, Inc.

In conjunction with the aforementioned change in control of the Company, it is anticipated that a new business venture will be placed into the Company in future periods.

NOTE B - PREPARATION OF FINANCIAL STATEMENTS

The Company follows the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America and has adopted a year-end of January 31.

               KIK TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           January 31, 2008 and 2007

NOTE B - PREPARATION OF FINANCIAL STATEMENTS - CONTINUED

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

NOTE C - GOING CONCERN UNCERTAINTY

During the fourth quarter of Fiscal 2008, as a direct result of a lack of working capital and difficulties in obtaining raw materials, the Company ceased all operations within its wholly-owned subsidiary, KIK Technologies, Inc. Accordingly, the Company has no revenue generating operations.

On February 16, 2008, the Company's controlling stockholder, KIK Polymers, sold 100% of its holdings in the Company, approximately 16,700,000 shares, to AD Capital Industries Inc., of Burnaby, BC, Canada for a promissory note in the amount of $230,000 and a contingency agreement for the collection of approximately $835,000 owed to the Seller by the Company.

As a result of the change in control transaction, the Company anticipates that additional working capital will be necessary to support and preserve the integrity of the corporate entity. However, there is no assurance that the Company will be able to obtain additional funding through either bank lines-of-credit or the sale of additional equity securities or, that such funding, if available, will be obtained on terms favorable to or affordable by the Company.

If no additional operating capital is received during the next twelve months, the Company will be forced to rely on existing cash in the bank, the cash generated from operating activities and/or additional funds loaned by the Company's majority parent to preserve the integrity of the corporate entity at this time. In the event, the Company is unable to acquire advances from management and/or significant stockholders, the continued maintenance of the corporate entity may be ceased.

While the Company is of the opinion that good faith estimates of the Company's ability to secure additional capital in the future to reach our goals have been made, there is no guarantee that the Company will receive sufficient funding to sustain operations or implement any future business plan steps.


                (Remainder of this page left blank intentionally)

                KIK TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                            January 31, 2008 and 2007

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

2. Accounts receivable and Revenue Recognition

     In the normal course of business, the Company extended unsecured credit to virtually all of its customers which are located throughout the United States and are principally concentrated in the midwest region of the country. Depending upon management's assessment of creditworthiness and order size, certain shipments are made on "COD" terms using common carriers. Because of the credit risk involved, management has provided an allowance for doubtful accounts which reflects its opinion of amounts which will eventually become uncollectible. In the event of complete non-performance, the maximum exposure to the Company is the recorded amount of trade accounts receivable shown on the balance sheet at the date of non-performance.

     The Company recognized revenue from the sale of tires and accessories upon shipment to, or receipt by customers, depending upon contractual terms and when there is no significant uncertainty regarding the consideration to be received and the associated costs to be incurred. Additionally, the Company recognizes reductions of recorded revenue for product returns from unsatisfied customers and other billing adjustments or corrections, at the point that the returned products are received by the Company or upon the completion of negotiations between the Company and it's customer.

3. Inventory

     Inventory consisted of raw materials, principally chemical feedstocks, and finished goods, principally tires and accessories manufactured by the Company and other minor miscellaneous items purchased from third-party vendors for resale as a component of the Company's products.

     Inventory was valued at the lower of cost or market value, using principally the average cost method.

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

     In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company follows the policy of evaluating all property and equipment as of the end of each reporting quarter. For each of the years ended January 31, 2008 and 2007, no charges to operations were made for impairments in the future benefit or recoverability of property and equipment.

                KIK TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                            January 31, 2008 and 2007

NOTE D - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

5. Income Taxes

     The Company uses the asset and liability method of accounting for income taxes. At January 31, 2008 and 2007, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

     As of January 31, 2008 and 2007, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved.

6. Advertising costs

     The Company does not conduct any direct response advertising activities. For non-direct response advertising, the Company charges the costs of these efforts to operations at the first time the related advertising is published.

7. Earnings (loss) per share

     Basic  earnings  (loss) per share is computed  by  dividing  the net income
     (loss) available to common stockholders by the weighted-average number of common shares outstanding during the respective period presented in our accompanying financial statements.

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

     As of January 31, 2008 and 2007, the Company's issued and outstanding warrants, options and convertible debt are considered antidilutive due to the Company's net operating loss position.

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

                KIK TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                            January 31, 2008 and 2007

NOTE D - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

9. New and Pending Accounting Pronouncements

     The Company is of the opinion that any and all pending accounting pronouncements, either in the adoption phase or not yet required to be adopted, will not have a significant impact on the Company's financial position or results of operations.

NOTE E - DISCONTINUED OPERATIONS

On June 19, 2007, the Company filed a Current Report on Form 8-K outlining certain negative financial and operational trends. In summary, this filing highlighted certain disclosures in our Annual Report on Form 10-KSB for the year ended January 31, 2007 (filed on or about April 30, 2007) related to raw material price increases which we are not able to fully pass through to our customers, the competitive pressures and difficulties in obtaining raw feedstock materials and our decline in our gross profit margin. Further, through the third quarter ended October 31, 2007, the Company continued to experience economic pricing pressures caused by foreign competition and increases in domestic raw material costs, which are directly related to the cost of crude oil from both foreign and domestic markets.

The Company was unable to acquire sufficient additional working capital from either outside sources or its parent company, KIK Polymers, Inc. of Calgary, Alberta, Canada and continued to experience negative cash flows from operating activities which negatively impacted the Company's ability to meet its daily operational cash requirements.

In the third quarter of Fiscal 2008, the landlord of the office and manufacturing facilities of KIK Technologies, Inc. evicted the Company for non-payment of contractually agreed-upon lease amounts. Accordingly, the Company and its operating subsidiary, KIK Technology, Inc., relocated into facilities that were available in the immediate geographic area to the former location. Unfortunately, a single location of adequate size was unavailable and more than one location had to be procured, causing a separation of the Company's warehouse and shipping location and the Company's production equipment. Additionally, insufficient space was available to allow for the placement of the Company's largest and most efficient production machine. Accordingly, all production was attempted to be handled on smaller, less efficient equipment.

As of January 31, 2008,  the Company has ceased all  production  activities  and began the liquidation of the operating assets of KIK Technology, Inc. Accordingly, the operations of KIK Technology, Inc. are are reflected as "Discontinued Operations" in the accompanying statements of operations and comprehensive loss.

Summarized results of operations for the disposed operations for the years ended January 31, 2008 and 2007, respectively, are as follows:

                                             January 31,          January 31,
                                                2008                 2007
                                             ----------           ----------
     Net sales                               $  953,236           $1,857,666
                                             ==========           ==========

     Operating income (loss)                 $ (329,714)          $ (282,526)
                                             ==========           ==========
     Loss from discontinued operations,
      net of income taxes                    $ (328,244)          $ (282,021)
                                             ==========           ==========

                (Remainder of this page left blank intentionally)

                KIK TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                            January 31, 2008 and 2007

NOTE F - FAIR VALUE OF FINANCIAL INSTRUMENTS

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

NOTE G - CONCENTRATIONS OF CREDIT RISK

KTII and KTI maintain their respective cash accounts in financial institutions subject to insurance coverage issued by the Federal Deposit Insurance
Corporation (FDIC). Under FDIC rules, both KTII and KTI are entitled to aggregate coverage of $100,000 per account type per separate legal entity per financial institution. During the years ended January 31, 2008 and 2007, and subsequent thereto, respectively, the various entities, from time-to-time, had deposits in a financial institution with credit risk exposures in excess of statutory FDIC coverage. The Company has incurred no losses as a result of any unsecured situations.

NOTE H - INVENTORIES

Inventories consist of the following at January 31, 2008 and 2007:

                                            January 31,           January 31,
                                               2008                  2007
                                             --------              --------
     Raw materials                           $     --              $ 22,363
     Finished goods                                --               139,081
                                             --------              --------
     Total                                   $     --              $161,444
                                             ========              ========

NOTE I - PROPERTY AND EQUIPMENT

Property and equipment consists of the following at January 31, 2008 and 2007:

                                      January 31,    January 31,
                                         2008           2007      Estimated life
                                       ---------      ---------   --------------
     Machinery and Equipment           $ 608,083      $ 607,275     7 years
     Office furniture and fixtures            --         12,138     5 years
     Leasehold improvements                   --         18,029     2 years
     Vehicles                              9,279          9,279     5 years
                                       ---------      ---------
                                         617,362        646,721
     Less accumulated depreciation      (563,796)      (564,846)
                                       ---------      ---------
     Net property and equipment        $  53,566      $  81,875
                                       =========      =========

Depreciation expense for the years ended January 31, 2008 and 2007 were approximately $29,188 and $30,366, respectively.

                KIK TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                            January 31, 2008 and 2007

NOTE I - PROPERTY AND EQUIPMENT - CONTINUED

Subsequent to January 31, 2008, in connection with the liquidation of the operating assets of KIK Technology, Inc., the Company sold or exchanged all of the Company's machinery and equipment for $100,000 cash and/or the offset of certain trade accounts payable to a key vendor.

NOTE J - FUNDS HELD IN TRUST BY OFFICER

In May 2001, the Company advanced $53,400 to its President to hold in trust as a contingency fund for the sole use of the Company in the event of a unanticipated cash shortfall. The advance bore interest at 4.0% annually and is unsecured. The original documentation required repayment of the advance and accrued, but unpaid, interest in May 2003. During December 2007, the Company's President utilized 100% of the funds held in trust on behalf of the Company to pay certain operating and personnel expenses.

NOTE K - NOTES PAYABLE TO INVESTORS

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

                KIK TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                            January 31, 2008 and 2007

NOTE K - NOTES PAYABLE TO INVESTORS - CONTINUED

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

The aggregate maturities of the notes are as follows:

     Balance as of January 31, 2008 and 2007                      $ 68,000
     Less current portion                                          (68,000)
                                                                  --------
     Long-term portion                                            $     --
                                                                  ========


NOTE L - CAPITAL LEASE PAYABLE

Capital lease payable is as follows:

                                                       January 31,   January 31,
                                                          2008          2007
                                                        --------      --------
$21,080 capital lease payable to a finance corporation
 Interest at 8.60%.  Payable in monthly installments
 of approximately $432, including accrued interest
 Final maturity due in April 2007.  Collateralized by
 equipment. Paid in full in March 2007                  $     --      $    425

     Less current maturities                                  --          (425)
                                                        --------      --------
     Long-term portion                                  $     --      $    425
                                                        ========      ========

                KIK TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                            January 31, 2008 and 2007

NOTE M - INCOME TAXES

The components of income tax (benefit) expense for each of the years ended January 31, 2008 and 2007, respectively, are as follows:

                                             Year Ended            Year Ended
                                             January 31,           January 31,
                                                2008                  2007
                                              -------               -------
      Federal:
       Current                                $    --               $    --
       Deferred                                    --                    --
                                              -------               -------
                                                   --                    --
                                              -------               -------
      State:
       Current                                     --                    --
       Deferred                                    --                    --
                                              -------               -------
                                                   --                    --
                                              -------               -------
       Total                                  $    --               $    --
                                              =======               =======

Although the Company has a cumulative net operating loss carryforward in excess of $5,000,000 to offset future taxable income, subject to current regulations and the change in control transaction in February 2008, the future utilization of this net operating loss carryforward will be significantly negatively impacted. If eligible components of the cumulative net operating loss are not utilized, the components will expire at the end of each fiscal year through 2028. The amount and availability of the net operating loss carryforwards are subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

The Company's income tax expense (benefit) for the years ended January 31, 2008 and 2007, respectively, differed from the statutory federal rate of 34 percent as follows:

                                                     Year ended      Year ended
                                                     January 31,     January 31,
                                                        2008            2007
                                                      ---------       ---------
Statutory rate applied to loss before income taxes    $(267,000)      $(150,000)
Increase (decrease) in income taxes resulting from:
  State income taxes                                         --              --
  Other, including reserve for deferred tax asset       267,000         150,000
                                                      ---------       ---------
      Income tax expense                              $      --       $      --
                                                      =========       =========

Temporary differences due to statutory requirements in the recognition of assets and liabilities for tax and financial reporting purposes, generally including such items as organizational costs, accumulated depreciation and amortization, allowance for doubtful accounts, organizational and start-up costs and vacation accruals. These differences give rise to the financial statement carrying amounts and tax bases of assets and liabilities causing either deferred tax assets or liabilities, as necessary, as of January 31, 2008 and 2007, respectively:

                                                   January 31,      January 31,
                                                      2008             2007
                                                   -----------      -----------
Deferred tax assets
  Net operating loss carryforwards                 $ 2,100,000      $ 1,797,000
  Less valuation allowance                          (2,100,000)      (1,797,000)
                                                   -----------      -----------
Net Deferred Tax Asset                             $        --      $        --
                                                   ===========      ===========

                KIK TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                            January 31, 2008 and 2007

NOTE M - INCOME TAXES - CONTINUED

During the year ended January 31, 2008 and 2007, respectively, the valuation allowance for the deferred tax asset increased by approximately $303,000 and $150,000.

NOTE N - COMMON STOCK TRANSACTIONS

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

NOTE O - STOCK WARRANTS

All warrants issued with the aforementioned convertible notes have expired. The Company has no issued and outstanding warrants as of January 31, 2008 or 2007.

NOTE P - RELATED PARTY TRANSACTIONS

During each of the years ended January 31, 2008 and 2007, the Company accrued approximately $120,000 annually or approximately $30,000 per quarter for administrative service fees payable to KIK Polymers, the Company's controlling stockholder.

During Fiscal 2008 and 2007, KIK Polymers advanced KTI approximately $115,000 and $150,000, respectively, for working capital purposes. This advance is non-interest bearing and has no scheduled repayment date.

NOTE Q - COMMITMENTS AND CONTINGENCIES

LEASED FACILITIES

The Company leased its facilities under a non-cancellable operating lease, which was scheduled to expire in May 2008. The lease required monthly payments as follows: $8,307 for the first 12 months; $8,639 for the next 12 months and $8,984 for the next 12 months.

In the third quarter of Fiscal 2008, the landlord of the office and manufacturing facilities of KIK Technologies, Inc. evicted the Company for non-payment of contractually agreed-upon lease amounts. Upon eviction, the Company accrued all remaining obligations under this lease agreement pursuant to a demand letter from the evicting landlord.

Rent expense paid or accrued incurred under this lease was approximately $153,976 and $110,680 for each of the years ended January 31, 2008 and 2007, respectively.

NOTE R - COMMITMENTS AND CONTINGENCIES

KIK entered into an employment agreement with William M. Knooihuizen, the Company's current President and Director. The agreement started in May 2000 and was for an initial period of five (5) years at an annual salary in the amount of $143,000, to be paid weekly. Upon expiration in May 2005, the Company and it's officer agreed to continue this agreement in an unwritten form on an undefined, indefinite basis. This agreement was terminated in conjunction with the cessation of operating activities in KIK Technology, Inc. However, the Company's President continues on a month-to-month basis to assist with the liquidation of the Company's operating assets.

                KIK TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                            January 31, 2008 and 2007

NOTE S - SIGNIFICANT CUSTOMERS

During the year ended January 31, 2007, the Company had four separate customers who were responsible for a significant portion of the Company's net revenues, accounts receivable and suppliers of various raw materials and components to the Company's manufacturing process. The following table shows the significance of these entities:

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
                                  ======           ======           ======

Due to the cessation of operating activities for the year ended January 31, 2008, this information is not meaningful to future analysis of the Company and its operations.

NOTE T - SELECTED FINANCIAL DATA (UNAUDITED)

The following is a summary of the quarterly results of operations for each of the years ended January 31, 2008 and 2007, respectively.

                                   Quarter ended      Quarter ended    Quarter ended     Quarter ended       Year ended
                                     April 30,          July 31,         October 31,       January 31,       January 31,
                                    -----------       -----------        -----------       -----------       -----------
YEAR ENDING JANUARY 31, 2008
   Sales                            $   312,923       $   364,105        $   276,208       $    15,591       $   953,236
   Gross profit                         (35,164)           14,337              1,065             5,312           (19,762)
   Net earnings after provision
    for income taxes                   (182,934)         (126,655)          (171,198)         (357,144)         (785,960)
   Basic and fully diluted
    earnings per share              $     (0.01)      $     (0.01)       $     (0.01)      $     (0.01)      $     (0.04)
   Weighted average
    number of shares
    issued and outstanding           25,321,865        25,321,865         25,321,865        25,321,865        25,321,865

YEAR ENDING JANUARY 31, 2007
   Sales                            $   596,844       $   578,076        $   277,577       $   405,169       $ 1,857,666
   Gross profit                         143,541            69,814            (50,969)          (37,068)          125,318
   Net earnings after provision
    for income taxes                     (8,429)          (86,327)          (182,480)         (164,812)         (442,048)
   Basic and fully diluted
    earnings per share                      nil               nil        $     (0.01)      $     (0.01)      $     (0.02)
   Weighted average
    number of shares
    issued and outstanding           25,171,865        25,173,495         25,323,495        25,321,865        25,247,892

NOTE U - SUBSEQUENT EVENT

Subsequent to January 31, 2008, in connection with the liquidation of the operating assets of KIK Technology, Inc., the Company sold or exchanged all of the Company's machinery and equipment for $100,000 cash and/or the offset of certain trade accounts payable to a key vendor. The cash proceeds were utilized to satisfy certain debts of the Company incurred in the normal course of business.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          KIK TECHNOLOGY INTERNATIONAL, INC.


Dated: May 15, 2008                       /s/ Donald Dean
       ------------                       --------------------------------------
                                                                     Donald Dean
                                                        Chief Accounting Officer
                                                                    and Director

In accordance with the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date as indicated.


Dated: May 15, 2008                       by /s/ Donald P. Dean
       ------------                         ------------------------------------
                                                                  Donald P. Dean
                                                         Chief Executive Officer
                                                                   and Secretary